Form 10-Q
period 1996-06-30
PARAGON TRADE BRANDS INC
filed 1996-08-13
CIK 889429

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the thirteen week period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

                          Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              91-1554663
          --------                                              ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            180 Technology Parkway
                           Norcross, Georgia   30092
                           -------------------------
                   (Address of principal executive offices)


                                (770) 300-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

The number of shares outstanding of the registrant's common stock was 12,112,236 shares ($.01 par value) as of June 30, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q FILING
               FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 30, 1996

                                                                                Page No.
                                                                           -----------------
                        PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements
           Consolidated Statements of Operations                                     3
           Consolidated Balance Sheets                                               4
           Consolidated Statements of Changes in Shareholders' Equity                5
           Consolidated Statements of Cash Flows                                     6
           Notes to Financial Statements                                           7-17

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                          18-23

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                        24
Item 2.    Changes in Securities                                            (not applicable)
Item 3.    Defaults upon Senior Securities                                  (not applicable)
Item 4.    Submission of Matters to a Vote of Security Holders                      25
Item 5.    Other Information                                                (not applicable)
Item 6.    Exhibits and Reports on Form 8-K                                         25

           Signature Page                                                           26

           Exhibit Index                                                            27

           Exhibits                                                                 28

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (NOTE 1)




                                              Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                          -----------------------------------------------------------
                                          June 30, 1996  June 25, 1995   June 30, 1996  June 25, 1995
                                          -------------  -------------   -------------  -------------
Sales, net of discounts and allowances        $ 150,717      $ 127,283       $ 287,931      $ 253,844
Cost of sales                                   113,071        109,393         225,832        221,132
                                              ---------      ---------       ---------      ---------
Gross profit                                     37,646         17,890          62,099         32,712
Selling, general and administrative
   expense                                       27,218         16,385          51,172         33,957
Research and development expense                    906            952           1,837          1,830
Restructuring                                         -              -               -          8,059
                                              ---------      ---------       ---------      ---------
Operating profit (loss)                           9,522            553           9,090        (11,134)
Equity in earnings of unconsolidated
 subsidiary                                          49              -             141              -

Other expense, net                                  943          1,135           1,627          4,544
                                              ---------      ---------       ---------      ---------
Earnings (loss) before income taxes               8,628           (582)          7,604        (15,678)
Provision for (benefit from) income
   taxes                                          3,260           (223)          2,836         (5,959)
                                              ---------      ---------       ---------      ---------
Net earnings (loss)                           $   5,368      $    (359)      $   4,768      $  (9,719)
                                              =========      =========       =========      =========
 Primary earnings (loss) per common
   share                                          $ .44          $(.03)           $.40          $(.83)
                                              =========      =========       =========      =========

Dividends paid                                $      -       $      -        $      -       $      -
                                              =========      =========       =========      =========



See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)


                                                         June 30, 1996     December 31, 1995
                                                         -------------     -----------------
ASSETS
Cash and short-term investments                            $  6,242            $ 11,890
Receivables                                                  54,254              43,704
Inventories                                                  36,673              40,939
Current portion of deferred income taxes                     14,172               7,980
Prepaid expenses                                              1,240                 629
                                                           --------            --------
   Total current assets                                     112,581             105,142
Property and equipment                                       93,440              94,038
Construction in progress                                     37,584              15,562
Assets held for sale                                         22,659              17,756
Patents and trademarks                                          929                 827
Deferred income taxes                                        29,265              28,284
Investment in unconsolidated subsidiary, at cost             16,531                   -
Investment in and advances to unconsolidated
   subsidiary, at equity                                      7,698                   -
Goodwill                                                     37,576                   -
Other assets                                                  1,188               5,055
                                                           --------            --------
       Total assets                                        $359,451            $266,664
                                                           ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                      $ 10,873            $  1,760
Checks issued but not cleared                                 8,497              10,232
Accounts payable                                             38,108              37,291
Accrued liabilities                                          44,173              25,481
                                                           --------            --------
   Total current liabilities                                101,651              74,764
Long-term debt                                               50,000                   -
Other long-term liabilities                                     318                 211
                                                           --------            --------
   Total liabilities                                        151,969              74,975
Commitments and contingencies (Notes 9 and 13)
Shareholders' equity:
Preferred stock:  authorized 10,000,000 shares, no
   shares issued, $.01 par value                                  -                   -
Common stock:  authorized 25,000,000 shares,
issued 12,313,043 and 11,851,504,
   $.01 par value                                               123                 119
Capital surplus                                             143,093             132,722
Foreign currency translation adjustment                        (666)               (661)
Retained earnings                                            67,987              63,219
Less:  Treasury stock, 200,807 and 245,322
   shares, at cost                                           (3,055)             (3,710)
                                                           --------            --------

   Total shareholders' equity                               207,482             191,689
                                                           --------            --------
       Total liabilities and shareholders' equity          $359,451            $266,664
                                                           ========            ========

See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                    (NOTE 1)

                                                               Foreign
                                      Common     Capital       Currency      Retained     Treasury
                                      Stock      Surplus     Translation     Earnings      Stock
                                     --------    --------    -----------    ---------    --------

BALANCE, December 31, 1995......          119     132,722          (661)       63,219      (3,710)

   Net earnings.................            -           -             -         4,768           -
   Issue common stock...........            4      10,371             -             -         655
   Translation adjustment.......            -           -            (5)            -           -
                                         -----   --------       -------        -------     -------
BALANCE, June 30, 1996..........         $123    $143,093         $(666)       $67,987     $(3,055)
                                         ====   =========       =======        =======     =======


See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)

                                                      Twenty-Six Weeks Ended
                                                   ------------------------------
                                                   June 30, 1996   June 25, 1995
                                                   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..............................   $   4,768        $ (9,719)
Non-cash charges (benefits) to earnings:
Depreciation and amortization ...................      20,689          19,308
Deferred income taxes ...........................      (7,173)         (3,006)
Write-down of assets ............................           2           5,045
Changes in working capital:
Accounts receivable .............................     (10,550)          2,046
Inventories and prepaid expenses ................      15,920           4,488
Accounts payable.................................         817           1,436
Checks issued but not cleared ...................      (1,735)         (2,062)
Accrued liabilities..............................      17,191           3,394
Other............................................         266              26
                                                    ---------        --------
   Net cash provided by operating
       activities................................      40,195          20,956
                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment..........     (27,149)         (7,568)
Proceeds from sale of property and
equipment........................................          41              57
Acquire assets - Pope & Talbot Disposable
   Diaper Business...............................     (57,205)              -
Investment in Grupo P.I. Mabe, S.A. de C.V. .....     (15,908)              -
Investment in and advances to unconsolidated
   subsidiary, at equity ........................      (3,885)              -
Other............................................        (850)            122
                                                    ---------        --------
   Net cash used by investing
   activities....................................    (104,956)         (7,389)
                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short-term
       borrowings ...............................       9,113          (4,940)
Proceeds from U.S. bank credit facility .........      55,000           2,000
Repayments of U.S. bank credit facility .........      (5,000)         (8,000)
                                                    ---------        --------
   Net cash provided (used) by financing
       activities................................      59,113         (10,940)
                                                    ---------        --------

NET INCREASE (DECREASE) IN CASH..................      (5,648)          2,627
Cash at beginning of period .....................      11,890           2,684
                                                    ---------        --------
Cash at end of period ...........................   $   6,242        $  5,311
                                                    =========        ========

Cash paid (refunded) during the period for:
Interest, net of amounts capitalized.............   $   2,088        $    322
                                                    =========        ========
Income taxes.....................................   $   7,407        $   (514)
                                                    =========        ========

See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
 FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1996 AND JUNE 25,
                                     1995
       (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE FIGURES)



NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. ("Paragon" or the "Company") and its wholly-owned subsidiaries, which include Paragon Trade Brands (Canada) Inc. and Paragon Trade Brands FSC, Inc. All significant intercompany transactions and accounts are eliminated.

The accompanying consolidated balance sheet as of December 31, 1995, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments, with the exception of the costs associated with the Pope & Talbot, Inc. ("P&T") integration and the relocation of the Company's corporate offices to Atlanta, are of a normal recurring nature. The charge for the P&T integration and relocation of the corporate offices for the twenty-six week period ending June 30, 1996 was $8.3 million, net of the effect of income taxes. The results of operations for the twenty-six week period ending June 30, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Cash and Short-Term Investments

For purposes of cash flow reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost domestic pulp and finished goods inventories. The first-in, first-out
(FIFO) method is used to cost all other inventories.

Investments

The Company completed the purchase of a 15% interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") and related companies on January 26, 1996. The investment is carried at cost in the accompanying balance sheet.

In addition to acquiring an interest in Mabesa on January 26, 1996, the Company also acquired a 49% interest in Paragon-Mabesa International, Inc. ("PMI"). The investment is accounted for using the equity method.

There were no dividend distributions to the Company from Mabesa or PMI for the twenty-six week period ended June 30, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Goodwill

On February 8, 1996, the Company completed the purchase of substantially all of the assets of the P&T disposable diaper business. Goodwill represents the excess of the cost of these assets over their estimated fair value at the date of acquisition and is amortized on a straight line basis over 20 years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be realizable. Amortization expense for the thirteen and the twenty-six week periods ended June 30, 1996 was $574 and $774, respectively.

Fair Value of Financial Instruments

The Company estimates that the fair values of its financial instruments approximate their carrying values. As such, no separate disclosure of fair value is made.

Foreign Currency

Non-U.S. assets and liabilities are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at average rates during the period.

Plant Closure

On April 16, 1996, the Company announced plans to close the Oneonta, New York facility acquired from P&T by the end of June 1996. Due to increased demand, the closure was delayed until the end of 1996.

Noncash Transactions

During the twenty-six week periods ended June 30, 1996 and June 25, 1995, the Company issued 100,672 and 217,878 shares of Common Stock, respectively, to key management and employees through the Company's 1995 Incentive Compensation Plan, its Profit Sharing and Savings Plan, and its 1996 Non-officer Employee Incentive Compensation Plan (see Note 8). The balance sheet effect of issuing these shares of Common Stock was a decrease in accrued liabilities of $2,445 and $2,824, respectively, and an increase in equity by an equal amount without the use of cash.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," to be effective for fiscal years beginning after December 15, 1995. This pronouncement sets forth certain pro forma disclosures for companies electing to continue to measure compensation cost using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to continue following the provisions of APB Opinion No. 25. The required disclosures will be included in the Company's annual consolidated financial statements beginning with the fiscal year that ends December 29, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2:  RECEIVABLES

Receivables consist of the following:
                                         June 30, 1996   December 31, 1995
                                        ---------------  -----------------
Accounts receivable-trade ...........          $55,680             $42,645
Other receivables ...................            6,332               6,925
                                        ---------------  -----------------
                                                62,012              49,570
Less: allowance for doubtful accounts           (7,758)             (5,866)
                                        ---------------  -----------------
Net receivables                                $54,254             $43,704
                                        ===============  =================

NOTE 3:  INVENTORIES

Inventories consist of the following:
                                         June 30, 1996   December 31, 1995
                                       ---------------   -----------------
LIFO:
    Raw materials - pulp ............          $   321             $ 4,345
    Finished goods ..................           14,687              15,032

FIFO:
    Raw materials - other............            8,099               5,984
    Materials and supplies...........           19,867              20,629
                                       ----------------  -----------------
                                                42,974              45,990
    Reserve for excess and
        obsolete items ..............           (6,301)             (5,051)

                                       ----------------  ------------------
Net inventories                                $36,673             $40,939
                                       ================  ==================

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4:  INCOME TAXES

Provision for (benefit from) income taxes includes the following:


                              Thirteen Weeks Ended                Twenty-Six Weeks Ended
                         -----------------------------        -----------------------------
                         June 30, 1996   June 25, 1995        June 30, 1996   June 25, 1995
                         -------------   -------------        -------------   -------------
Federal:
   Current........           $  6,410        $ (2,479)            $  7,965        $ (2,315)
   Deferred.......             (4,673)          2,333               (7,299)         (2,354)
                             ---------       ---------            ---------       ---------
                                1,737            (146)                 666          (4,669)
                             ---------       ---------            ---------       ---------
State:
   Current........                895            (546)               1,374            (646)
   Deferred.......               (586)            520               (1,330)           (387)
                             ---------       ---------            ---------       ---------
                                  309             (26)                  44          (1,033)
                             ---------       ---------            ---------       ---------
Foreign:
   Current........              1,214               8                2,126               8
   Deferred.......                  -             (59)                   -            (265)
                             ---------       ---------            ---------       ---------
                                1,214             (51)               2,126            (257)
                             ---------       ---------            ---------       ---------
                             $  3,260         $  (223)            $  2,836         $(5,959)
                             =========       =========            =========       =========

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the thirteen and twenty-six week periods ended June 30, 1996 and June 25, 1995, provision for (benefit from) income taxes as a percentage of earnings before income taxes is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes.

The deferred tax asset at June 30, 1996 was $43,437, net of a valuation allowance of $336. Net deferred income taxes are attributable to the following temporary differences:


                                                   June 30, 1996       December 31, 1995
                                                   -------------       -----------------
Depreciation/amortization..............                $12,798             $10,833
Goodwill...............................                 11,315              12,062
Reserves not currently deductible......                 14,556               7,725
Package design costs...................                  1,989               2,154
Land...................................                  1,760               1,791
All other, net.........................                  1,355               2,058
Valuation allowance....................                   (336)               (359)
                                                    ----------          ----------
   Net deferred tax asset..............                $43,437             $36,264
                                                    ==========          ==========

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                   June 30, 1996  December 31, 1995
                                                   -------------  -----------------
Land.....................................            $   5,198           $   4,218
Buildings and improvements...............               32,115              30,557
Machinery and equipment..................              189,644             172,836
                                                     ---------           ---------
                                                       226,957             207,611
Less:  allowance for depreciation.........            (133,517)           (113,573)
                                                     ---------           ---------
Net property and equipment................           $  93,440           $  94,038
                                                     =========           =========


Assets held for sale include the following as a result of the closure of the La Puente, California facility (see Note 12) and the closure of the disposable diaper operations acquired from P&T in Eau Claire, Wisconsin; Porterville, California; and Shenandoah, Georgia, as announced February 8, 1996:

                                                   June 30, 1996  December 31, 1995
                                                   -------------  ----------------

La Puente plant closure...................             $18,039             $17,756
Closure of P&T disposable diaper
operations................................               4,620                  -
                                                     ---------           ---------
Net property and equipment................             $22,659             $17,756
                                                     =========           =========


NOTE 6:  ACCRUED LIABILITIES

Accrued liabilities are as follows:
                                                   June 30, 1996  December 31, 1995
                                                   -------------  -----------------
Payroll-wages and salaries,
incentive awards, retirement,
 vacation and severance pay...............             $10,566             $ 9,838

Coupons outstanding.......................              12,242               6,458
Restructuring (Note 12)...................                 165                 767
Income taxes payable - current............               4,044                 271
Other.....................................              17,156               8,147
                                                      ---------           --------
                                                       $44,173             $25,481
                                                      =========           ========

NOTE 7:  NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding for each of the thirteen and twenty-six week periods ending June 30, 1996 and June 25, 1995. For the thirteen and twenty-six week periods ended June 30, 1996, the calculation assumes that shares issued to P&T, pursuant to the purchase of P&T's disposable diaper business assets, were issued and outstanding as of February 8, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


                                               Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                           ----------------------------   ----------------------------
                                           June 30, 1996  June 25, 1995   June 30, 1996  June 25, 1995
                                           -------------  -------------   -------------  -------------
Primary
- -------
   Net earnings (loss)..................        $ 5,368        $  (359)        $ 4,768        $(9,719)

   Weighted average common and
    common equivalent shares
    outstanding (000's).................         12,087         11,838          11,984         11,779



   Net earnings (loss) per
   common share........................         $   .44        $  (.03)        $   .40        $  (.83)


Fully diluted
- -------------
   Net earnings (loss).................         $  5,368       $  (359)        $ 4,768        $(9,719)

   Weighted average common and
    common equivalent shares
    outstanding (000's).................         12,204         11,856          12,108         11,792



   Net earnings (loss) per
   common share fully diluted...........         $   .44       $  (.03)        $   .39        $  (.82)


This calculation is submitted in accordance with Regulation S-K item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15, because it results in dilution of less than 3 percent.


NOTE 8:  LONG-TERM INCENTIVE AND PROFIT SHARING PLANS, INCLUDING 401(K)

In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The Company's 1995 Incentive Compensation Plan ("1995 Plan") is also administered by the Compensation Committee of the Board of Directors. The 1995 Plan and the 1996 Plan are designed to link management rewards with the long-term interests of Paragon's shareholders. Currently, long-term incentives are provided through grants of stock options, Stock Appreciation Rights ("SARs") and restricted stock. Stock options granted to key management and directors are granted at amounts that approximate market value at the date of grant and, as a result, there is no compensation expense related to them. In 1996, restricted shares of common stock were issued at a discounted value in lieu of all of the cash bonuses for the Chief Executive Officer, President and Chief Financial Officer for services in 1995. Restricted shares of common stock were issued at a discounted value to key employees, not eligible for stock options or SAR grants, as part of the corporate headquarters relocation to Atlanta. In 1995, restricted shares of common stock were issued at a discounted value in lieu of a portion of the management bonuses for services in 1994. Compensation expense is recorded with respect to the discounted amount. The restricted stock is non-transferable for two years. During the twenty-six week period ended June 30, 1996, there were 30,000 shares of common stock issued under the 1996 plan as restricted shares. During the twenty-six week periods ended June 30, 1996 and June 25, 1995, there were 26,157 and 78,689 shares of common stock, respectively, issued under the 1995 Plan as restricted and bonus shares.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


With regard to stock options granted to key management and directors during the thirteen week periods ended June 30, 1996 and June 25, 1995, the following is provided:

                                       June 30, 1996  June 25, 1995
                                       -------------  -------------

     During the period:
          Options granted                  16,000         26,000
          Options exercised                 5,857              -
          Options canceled                  5,250         18,244

     At end of period:
          Options outstanding             759,932        688,178
          Options exercisable             367,529        236,225

     Average price per share:
          Options granted                $  24.26       $  15.63
          Options outstanding               20.87          20.91
          Options exercisable               21.59          22.37

The following summarizes transactions involving SARs granted to key management during the thirteen week period ended June 30, 1996:

     During the period:
          SARs granted                          -
          SARs exercised                        -

     At end of period:
          SARs outstanding                101,330
          SARs exercisable                      -

     Average price per share:
          SARs granted                     24.875
          SARs exercisable                      -


To further encourage the ownership of common stock by all employees, the Company maintains the Paragon Retirement Investment Management Plan ("PRISM"), formerly known as the Profit Sharing and Savings Plan, that offers both profit sharing and 401(k) features. During the twenty-six week periods ended June 30, 1996 and June 25, 1995, the Company's profit sharing contributions consisted of 29,634 and 118,387 shares of common stock for fiscal years ending December 31, 1995 and December 25, 1994, respectively. The Company's 401(k) contributions consisted of 14,881 and 20,802 shares of common stock for the thirteen week periods ended June 30, 1996 and June 25, 1995, respectively.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9:  LEGAL PROCEEDINGS

Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. The Company currently anticipates that P&G will file two motions for summary judgment with respect to the Company's patent infringement counterclaim in early September 1996. The Company intends to vigorously defend its claim. Discovery is proceeding, and trial has been scheduled for February 1997. Legal fees and costs for this litigation will be significant. If P&G were to prevail on its claims, award of all or a substantial amount of the damages asserted by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive and unspecified monetary relief and attorney's fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. Discovery is proceeding and trial is scheduled for October 1997. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Similar charges are pending before the Equal Employment Opportunities Commission, but related National Labor Relations Board cases have been dismissed. The complaints have been removed to federal court. Discovery has concluded and the Company is currently scheduled to file a motion for summary judgment in mid-August 1996.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any legal proceeding or dispute, including those discussed above, or all of them combined, will not have a material adverse effect on its financial condition or results of operations.


NOTE 10:  BANK CREDIT FACILITIES

At June 30, 1996, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available for a term of five years. At June 30, 1996, borrowings under this credit facility totaled $50,000. There were no borrowings against this facility at December 31, 1995. Interest is at fixed or floating rates based on the financial institution's cost of funds. The Company is also required to maintain certain financial covenants under the agreement.

At June 30, 1996, Paragon Trade Brands (Canada) Inc. maintained a $5,000 Cdn revolving term credit facility, guaranteed by the Company, available through October 1996. Paragon Trade Brands (Canada) Inc. had $173 and $1,760 outstanding under this credit facility at June 30, 1996 and December 31, 1995, respectively. Borrowings under this facility are reflected as short-term debt in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds.

The Company also has access to short-term lines of credit on an uncommitted basis with several major banks. At June 30, 1996, the Company had approximately $50,000 in uncommitted lines of credit. There were no

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


borrowings against these lines of credit at December 31, 1995. At June 30, 1996, the Company had borrowings against these lines of $10,700. Borrowings under these lines are reflected as short-term debt in the accompanying balance sheet.

For the twenty-six week periods ended June 30, 1996 and June 25, 1995, interest expense, net of amounts capitalized, was $1,903 and $472, respectively. No interest was capitalized during the twenty-six week period ended June 30, 1996. For the twenty-six week period ended June 25, 1995, capitalized interest totaled $214. Interest expense includes interest on borrowings, bank commitment fees, and amortization of deferred financing costs.


NOTE 11:  FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At June 30, 1996 and June 25, 1995, the Company did not have any forward contracts outstanding.


NOTE 12:  RESTRUCTURING

On January 24, 1995, the Company announced it was restructuring its operations by closing its diaper manufacturing facility in La Puente, California and reallocating diaper production to its remaining four facilities. The La Puente plant was closed at the end of February 1995 and resulted in severing the employment of approximately 310 employees. At June 30, 1996, the building facility and related production equipment are reflected as assets held for sale in the accompanying balance sheets. For the twenty-six week period ended June 25, 1995, the consolidated statement of operations includes $8,059 of pretax restructuring charges as a result of the plant closure. These charges did not include gains, if any, from the sale of assets. At June 30, 1996, $165 of this amount remained in accrued liabilities.

The following is provided with respect to amounts accrued and costs incurred for the year ended December 31, 1995 and the twenty-six week period ended June 30, 1996:

                                        Amount   Costs Incurred   Balance
                                        Accrued  June 30, 1996   Remaining
                                        -------  --------------  ---------
Employee severance and related items     $3,359       $3,673      $(314)
Equipment disposal and write-downs        2,600        2,602         (2)
Facility disposal and carrying costs      1,850        1,496        354
All other                                   250          123        127
                                         ------       ------      ------
                                         $8,059       $7,894      $ 165
                                         ======       ======      ======

At June 30, 1996, the restructuring plan was substantially complete. Any remaining costs will be primarily associated with, and dependent upon, the sale of the building.


NOTE 13:  COMMITMENTS

As of June 30, 1996, commitments for capital expenditures are $11,787.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 14: UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

The following unaudited pro forma consolidated statement of operations has been prepared to reflect the February 8, 1996 purchase of substantially all of the assets of P&T's disposable diaper business. The purchase price was approximately $63.5 million, consisting of cash of $55.3 million and 387,800 shares of the Company's common stock. The Company also announced plans on February 8, 1996 to close the disposable diaper operations acquired from P&T in Eau Claire, Wisconsin; Porterville, California; and Shenandoah, Georgia.
The building in Porterville, as well as much of the diaper making equipment at the closed facilities, will be held for sale. Some of the diaper making equipment will be utilized in the Company's remaining locations.

The pro forma consolidated statement of operations below has been prepared as if the transaction occurred December 26, 1994. Pro forma adjustments reflect the amortization of goodwill, interest on borrowings, reductions in depreciation from the closed facilities and the income tax effects of these adjustments.

                                                       Twenty-Six Weeks Ended June 25, 1995
                                               ---------------------------------------------------
                                                           Pro Forma Adjustments
                                                           -----------------------
                                                Paragon       P&T     Adjustments       Pro-forma
                                               ---------   ----------  -----------    ------------
Net sales...............................        $253,844    $ 75,308   $                $ 329,152
Cost of sales...........................         221,132      75,250     (2,900) /3/      293,482
                                                --------    --------   ---------        ----------
Gross profit............................          32,712          58      2,900            35,670
Selling, general and administrative
   expense..............................          33,957       8,120        959  /1/       43,035
Research and development expense........           1,830                                    1,830
Restructuring...........................           8,059                                    8,059
                                                --------    --------   ---------        ----------
Operating (loss) profit.................         (11,134)     (8,062)     1,941           (17,254)
Other expense, net......................           4,544                  2,083  /2/        6,627
                                                --------    --------   ---------        ----------
Loss before income taxes................         (15,678)     (8,062)      (142)          (23,881)
Benefit from income taxes...............          (5,959)     (3,064)       (54) /4/       (9,076)
                                                --------    --------   ---------        ----------
Net loss................................        $ (9,719)    $(4,998)  $    (88)        $ (14,805) /5/
                                                ========    ========   =========        ==========
Net loss per common share...............           $(.83)                                  $(1.22) /5/
Weighted average common shares
   outstanding..........................          11,779                                   12,167  /6/
- ----------------------

/1/  To reflect the amortization of goodwill over a 20 year period.
/2/ To reflect interest on borrowings under the Company's revolving credit facility. The interest is based on the first half 1995 average 12 month LIBOR rate plus .75%.
/3/  To reflect the reduction in depreciation from the closed facilities.
/4/ To provide for the federal, state, and local tax effects of the pro forma adjustments described in Notes (1), (2), and (3) above.
/5/ The pro forma net loss and pro forma net loss per share do not include the effects of one-time charges taken in the first quarter of 1996 for integration of P&T's disposable diaper business into the Company's existing business. These charges, totaling $6,500 pre-tax, include expenses for packaging conversion, removal and movement of equipment, establishment of bad debt reserves consistent with current Company estimates, and write-downs of duplicate equipment owned by the Company prior to the purchase transaction.
/6/ Assumes that the 387,800 shares issued for the purchase were issued on December 26, 1994.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The pro forma consolidated earnings statement below has been prepared as if the transaction occurred January 1, 1996. Pro forma adjustments reflect increased sales, costs, goodwill amortization, interest on borrowings and the income tax effects of these adjustments for the period of January 1, 1996 to February 7, 1996.


                                                      Twenty-Six Weeks Ended June 30, 1996
                                                   -----------------------------------------
                                                   Paragon       Adjustments       Pro-forma
                                                  ---------      -----------      ----------
Net sales ...................................     $ 287,931       $  11,391  /1/   $ 299,322
Cost of sales ...............................       225,832           8,718  /1/     234,550
                                                  ---------       ---------        ---------

Gross profit ................................        62,099           2,673           64,772
Selling, general and administrative expense..        51,172             445  /2/      51,617
Research and development expense.............         1,837                            1,837
Restructuring ...............................          -                                 -
                                                  ---------       ---------        ---------
Operating profit (loss)......................         9,090           2,228           11,318
Equity in Earnings of Sub....................           141                              141
Other expense, net...........................         1,627             398  /3/       2,025
                                                  ---------       ---------        ---------
Earnings (loss) before income taxes..........         7,604           1,830            9,434
Provision for (benefit from) income taxes ...         2,836             690  /4/       3,526
                                                  ---------       ---------        ---------
Net Earnings (loss)..........................     $   4,768       $   1,140        $   5,908
                                                  =========       =========        =========
Net Earnings (loss) per common share.........          $.40                             $.49
Weighted average common shares
 outstanding ................................        11,984                           12,049  /5/


/1/ To reflect incremental sales and related costs, including overhead and depreciation, for the period of January 1, 1996 to February 7, 1996.

/2/ To reflect the incremental costs of goodwill amortization and sales commissions during the period of January 1, 1996 to February 7, 1996. Goodwill is being amortized over a 20 year period.

/3/ To reflect interest on borrowings under the Company's revolving credit facility. The interest is based on the first quarter 1996 average 12 month LIBOR rate plus .75% for the period of January 1, 1996 to February 7, 1996.

/4/ To provide for the federal, state and local tax effects of the pro forma adjustments described in Notes (1), (2), and (3).

/5/ Assumes that the 387,800 shares issued for the purchase were issued on January 1, 1996.

                         PART I.  FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

 THIRTEEN WEEKS ENDED JUNE 30, 1996 COMPARED TO THIRTEEN WEEKS ENDED JUNE 25,
                                     1995

RESULTS OF OPERATIONS

Net earnings were $5.4 million in the second quarter of 1996, compared with a net loss of $.4 million for the second quarter of 1995. Included in the results for the second quarter of 1996 were charges of $2.6 million, net of the effect of income taxes, associated with the costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income for the second quarter of 1996 was $8.0 million compared to a net loss for the second quarter of 1995 of $.4 million. The profit in the second quarter of 1996, excluding these charges, was primarily due to higher volumes as a result of the P&T acquisition, lower costs, including raw material costs, and a more favorable product mix compared to the second quarter of 1995. The increase in volume and lower costs was partially offset by an increase in trade merchandising expenses primarily related to increased consumer couponing.

Net earnings per share in the second quarter of 1996 were $.44 compared to a net loss per share of $.03 in the second quarter of 1995. Net earnings per share were $.65 in the second quarter of 1996, excluding the relocation charges.

REVENUES

Net sales were $150.7 million for the second quarter of 1996, an 18.4 percent increase from the $127.3 million reported in the second quarter of 1995. Unit sales increased 14.7 percent, to 970 million diapers in the second quarter of 1996 from 846 million diapers in the second quarter of 1995. The primary reason for the increase in unit volume was the P&T acquisition in February 1996.
Volume was also favorably impacted by increased trade merchandising activity during the second quarter of 1996. Volume, however, would have been lower in the second quarter of 1996 compared to 1995 excluding the effects of the P&T acquisition. Volume has been negatively impacted by increased discounts and promotional allowances by branded and value segment manufacturers. Volume has been further negatively impacted by product improvements added by the branded manufacturers. The Company intends to continue to improve its products during 1996 and 1997 to compete more effectively with the premium national brands, but volume may be negatively impacted until the improvements are added.

Average sales prices during the second quarter of 1996 decreased approximately
1.0 percent compared to the second quarter of 1995, excluding the effect of a favorable product mix. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above. The negative trend in prices is expected to continue throughout the remainder of 1996.

Net sales in Canada increased significantly during the second quarter of 1996 compared to the same period of 1995. The increase was primarily due to increased unit volumes. Volumes were favorably impacted by the P&T acquisition as well as the addition of new customers during late 1995. Net prices in Canada were favorably impacted by price increases implemented in the second half of 1995.

COST OF SALES

Cost of sales for the second quarter of 1996 was $113.1 million compared to $109.4 million for the second quarter of 1995, a 3.4 percent increase. As a percentage of net sales, cost of sales was 75.0 percent in 1996 compared to 85.9 percent in the comparable 1995 period. The lower costs were principally caused by lower raw material prices, especially pulp, super absorbent polymer and packaging. These lower costs were offset, in part, by higher costs associated with the favorable product mix.

Pulp prices were approximately 39 percent lower in the second quarter of 1996 compared to the same period in 1995. Pulp prices, which had increased during 1995, decreased significantly during the first half of 1996 and are expected to be at lower levels than 1995 for the remainder of 1996. Super absorbent polymer costs dropped significantly in the first half of 1996 compared to the same period in 1995 and are expected to stay at similar levels throughout 1996. Packaging costs were also lower during the second quarter of 1996 compared to the second quarter of 1995. Other raw material prices were generally at slightly lower price levels in the second quarter of 1996 compared to 1995.

Labor costs were at similar levels in the second quarter of 1996 compared to the same period of 1995. On an absolute basis, plant overhead costs were at similar levels in the second quarter of 1996 compared to 1995. These costs included the costs of the P&T plants that were acquired in February 1996 that remained open. As a percentage of cost of goods sold, plant overhead costs were lower due to increased volume.

Depreciation costs were at slightly higher levels in the second quarter of 1996 compared to the same period of 1995. The higher costs were primarily due to P&T facilities acquired in February 1996 that remained open.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $27.2 million for the second quarter of 1996 compared to $16.4 million for the second quarter of 1995. As a percentage of net sales these expenses were 18.1 percent in 1996 compared to 12.9 percent for the same period in 1995. Included in the second quarter of 1996 were charges of $4.0 million primarily for the corporate headquarters relocation to Atlanta. These costs included the costs for relocation of personnel and equipment, increased travel and costs to staff and train personnel in Atlanta.

Excluding charges for the relocation to Atlanta, SG&A expenses were $23.2 million in the second quarter of 1996 compared to $16.4 million in the second quarter of 1995. As a percentage of net sales these expenses, excluding the relocation charges, were 15.4 percent in the second quarter of 1996 compared to
12.9 percent in the second quarter of 1995. The increase is attributable to a significant increase in trade merchandising expenses and the costs associated with the feminine care business. The increase in trade merchandising expenses was a result of heavy consumer coupon activity during the second quarter of 1996 that had a favorable impact on volume. The increased coupon activity was in response to product introductions and promotional activity by branded and value segment competitors. These costs are expected to remain at levels higher than 1995 during the remainder of 1996. Costs were also higher due to the amortization of goodwill associated with the P&T acquisition. These cost increases were partially offset by a decrease in legal expenses. The legal expenses, however, are expected to increase during the remainder of 1996 due to the P&G and K-C patent litigation matters. SG&A expenses, during the remainder of 1996, will include costs associated with the move of the corporate headquarters to Atlanta. These costs will primarily be recognized during the third quarter of 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses remained relatively flat at $.9 million for the second quarter of 1996 compared to $1.0 million for the second quarter of 1995.

OTHER EXPENSE

Other expense was $.9 million in the second quarter of 1996 compared to $1.1 million in the second quarter of 1995. Excluding the costs of the cancellation of capital projects in the second quarter of 1995, other expense increased due to higher interest costs associated with borrowings to complete the P&T acquisition and the acquisition of a minority share of Mabesa.

TWENTY-SIX WEEKS ENDED JUNE 30, 1996 COMPARED TO THIRTEEN WEEKS ENDED JUNE 25,
                                     1995


RESULTS OF OPERATIONS

Net earnings were $4.8 million during the first half of 1996, compared with a net loss of $9.7 million for the first half of 1995. Included in the results for the first half of 1996 were charges of $8.3 million, net of the effect of income taxes, associated with integrating the P&T acquisition and costs to relocate the corporate headquarters to Atlanta. Included in the results for the first half of 1995 were costs related to the closure of the Company's La Puente, California plant, corporate headquarters staff reductions, and other charges totaling $8.9 million, net of the effects of income taxes. Excluding these restructuring and other charges, net income for the first half of 1996 was $13.1 million compared to a net loss for the first half of 1995 of $.9 million. The profit in the first half of 1996, excluding the P&T integration and Atlanta relocation charges, was primarily due to higher volumes as a result of the P&T acquisition, lower raw material costs and a more favorable product mix compared to the first half of 1995.

Net earnings per share in the first half of 1996 were $.40 compared to a net loss per share of $.83 in the first half of 1995. Net earnings per share were $1.08 in the first half of 1996 compared to a net loss per share of $.08 in the first half of 1995, excluding the restructuring and other charges for both periods.

REVENUES

Net sales were $287.9 million for the first half of 1996, a 13.4 percent increase from the $253.8 million reported in the first half of 1995. Unit sales increased 11.7 percent to 1,859 million diapers in the first half of 1996 from 1,664 million diapers in the first half of 1995. As discussed above, the volume increase is due to the P&T acquisition. Excluding the impact of the P&T acquisition, volume would have been lower during the first half of 1996 compared to 1995. As discussed above, volume has been negatively impacted by increased discounts, promotional allowances and product improvements added by the branded and value segment manufacturers. The Company intends to continue to improve its products during 1996 and 1997 to compete more effectively with the premium national brands, but volume may remain negatively impacted until the improvements are added.

Average sales price during the first half of 1996 decreased approximately 1.5 percent compared to the first half of 1995, excluding the effect of a favorable mix. The decrease in price was primarily due to increased discounts and promotional allowances in response to price reductions and promotions by branded and value segment manufacturers. The negative trend in prices is expected to continue for the remainder of 1996.

Net sales in Canada increased significantly during the first half of 1996 compared to the same period of 1995. The increase was primarily due to increased unit volumes. Volumes were favorably impacted by the P&T acquisition as well as the addition of new customers during late 1995. Net prices in Canada were favorably impacted by price increases implemented in the second half of 1995.

COST OF SALES

Cost of sales for the first half of 1996 was $225.8 million compared to $221.1 million for the first half of 1995, a 2.1 percent increase. As a percentage of net sales, cost of sales was 78.4 percent in 1996 compared to 87.1 percent in the comparable 1995 period. The first half of 1996 included $3.8 million in charges for costs associated with the integration of the P&T acquisition into the Company's existing business. These charges included accelerated depreciation of certain existing assets, costs of equipment dismantling and movement, and relocation of personnel. The first half of 1995 included $.6 million of costs associated with the La Puente plant closure and asset write-downs. As a percentage of net sales, excluding these charges, cost of sales was
77.1 percent in the first half of 1996 compared to 86.9 percent in the first half of 1995. As discussed above, the lower costs were primarily as a result of lower raw material costs including pulp, super absorbent polymer and packaging.

Pulp prices were approximately 22 percent lower in the first half of 1996 compared to the same period in 1995. Pulp prices, which had increased during 1995, decreased significantly during the first half of 1996 and are expected to be at lower levels than 1995 for the remainder of 1996. Super absorbent polymer costs dropped significantly in the first half of 1996 compared to the same period in 1995 and are expected to stay at similar levels throughout 1996.

Packaging costs were also lower in the first half of 1996 compared to the same period of 1995. Other raw material prices were generally at similar price levels in the first half of 1996 compared to 1995.

Labor costs decreased compared to the same period last year. The decrease in costs was primarily due to manufacturing efficiency gains and from the La Puente plant closure at the end of February 1995.

Plant overhead costs, excluding charges, were at similar levels during the first half of 1996 compared to the first half of 1995. Costs were lower in the first half of 1996 due to the La Puente plant closure at the end of February 1995. The lower costs were offset by increases in plant overhead from the P&T manufacturing facilities acquired in February 1996 that remained in production. During the first half of 1996, $1.9 million of charges were incurred to support the integration of the P&T acquisition into the Company's existing business. These charges were primarily related to the cost of equipment movement and employee relocation discussed above.

Depreciation costs, excluding the charges discussed below, were at slightly higher levels in the first half of 1996 compared to the same period of 1995. Costs were lower primarily due to the closure of the La Puente facility at the end of February 1995. These costs were partially offset by increased costs due to acquired P&T facilities in February 1996 that remained open. During the first half of 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing Company equipment that will be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $51.2 million for the first half of 1996 compared to $34.0 million for the first half of 1995. As a percentage of net sales, these expenses were 17.8 percent in 1996 compared to 13.4 percent for the same period in 1995. Included in the first half of 1996 were charges of $9.7 million.
These charges included $6.7 million for the corporate headquarters relocation to Atlanta, including severance, outplacement and relocation expenses. The charges also included $3.0 million in costs associated with the integration of the P&T acquisition. These integration costs were primarily for customer packaging conversion and to establish bad debt reserves consistent with Company practices. Included in the first half of 1995 were charges of $2.2 million for the corporate staff reduction and acceleration of software amortization.

Excluding these charges, SG&A expenses were $41.5 million in the first half of 1996 compared to $31.8 million in the first half of 1995. As a percentage of net sales these expenses, excluding the charges discussed above, were 14.4 percent in the first half of 1996 compared to 12.5 percent in the first half of 1995. As discussed above, the increase in expenses is primarily attributable to an increase in trade merchandising expenses and the cost associated with the feminine care business. The increase in trade merchandising expenses was a result of the increased volume due to the P&T acquisition and increased promotions discussed above and is expected to continue at similar levels throughout 1996. These increases were partially offset by a decrease in legal expenses. The legal expenses, however, are expected to increase during the remainder of 1996 due to the P&G and K-C patent litigation matters. SG&A expenses, during the remainder of 1996, will include costs associated with the move of the corporate headquarters to Atlanta. These costs will primarily be recognized during the third quarter of 1996.

RESEARCH AND DEVELOPMENT

Research and development ("R&D")expenses remained flat at $1.8 million for the first half of 1996 and 1995. R&D expenses increased due to the feminine care business but were offset by lower activity during the second quarter of 1996 due to the relocation of the corporate headquarters. Costs were also lower in 1996 due to the consolidation of the R&D operation into the corporate headquarters in the first half of 1995.

OTHER EXPENSE

Other expense was $1.6 million in the first half of 1996 compared to $4.5 million in the first half of 1995. The first half of 1995 included $3.4 million in charges due to the cancellation of capital projects and legal settlement costs. Excluding these charges in the first half of 1995, the increase in other expense is due to higher interest costs associated with borrowings to complete the P&T acquisition and the acquisition of a minority share of Mabesa.

RESTRUCTURING

First half 1995 results included a $8.1 million restructuring charge for the closure of the La Puente, California diaper making facility. The purpose of the closure was to lower costs to help offset competitive pricing pressures from the national branded manufacturers and rising material prices. The closure of the facility was expected to generate approximately $17 million per year in savings that were partially offset by increased costs of freight and distribution. The closure of the plant occurred at the end of February 1995.

The restructuring plan included reallocation of production to the remaining diaper facilities, and the sale of the diaper making equipment and manufacturing facility. As of June 30, 1996, the equipment is being held for sale to PMI and the building is being actively marketed for sale.

The primary elements of the restructuring charge were: $3.4 million in severance and employee related charges for approximately 310 employees; $2.6 million in asset write-downs, primarily diaper making equipment, to estimated fair market value and removal costs; and $1.9 million in anticipated carrying costs for the facility. The charges did not include anticipated gains, if any, from the sale of assets.

The restructuring charge included $2.2 million in non-cash charges due to asset write-offs. Of the remaining $5.9 million in charges, $5.7 million has been paid to date. The remaining $.2 million is primarily dependent on the sale of the building.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996, cash flow from earnings and non-cash charges to earnings was $18.3 million compared to $6.6 million for the same period in 1995. The increase in cash flow was primarily due to improved operating results.

During the first half of 1996, working capital, exclusive of cash, short-term borrowings, and current deferred taxes decreased $21.9 million. The primary sources of cash were an increase in accrued liabilities and a decrease in inventories. The primary use of cash was an increase in accounts receivable.

The increase in receivables reflects an increase in overall business activity due to the P&T acquisition. The decrease in inventories partially reflects the reduction in pulp inventories from a special purchase made during the fourth quarter of 1995. Inventory levels have also dropped due to reductions in costs of raw materials. Although inventory levels increased due to the P&T acquisition, cash flows were favorably impacted as inventories were approximately $10 million less than at the date of the P&T acquisition.

The increase in accrued liabilities primarily reflects the reserves taken for P&T integration and Atlanta relocation charges in the first half of 1996 and increases in coupon-related liabilities. These liabilities are expected to decrease during 1996 as the liabilities are paid. Cash flow was also favorably impacted by $2.4 million as the Company issued treasury stock to settle certain payroll liabilities.

The cash produced from operations supported capital expenditures of $27.1 million in the first half of 1996 compared to $7.6 million in the same period of 1995. The expenditures were primarily in support of the feminine care business and the purchase of a new corporate headquarters in Atlanta. Capital expenditures to support the feminine care business will be approximately $25 million in 1996.

As discussed in several places above, the Company incurred a total of $13.5 million in pre-tax charges during the first half of 1996. Of this $13.5 million, $3.4 million were non-cash charges. Of the remaining $10.1 million, $5.0 million was paid during the first half of 1996. The remaining expenses, as well as remaining costs to relocate the corporate headquarters to Atlanta, are expected to be paid from internally generated funds or from available credit facilities.

The Company has access to an unsecured, revolving bank credit facility of $150 million. The Company has an additional CDN $5 million revolving credit facility available in Canada. In addition to the revolving credit facilities, the Company has $50 million in uncommitted lines of credit with various banks. Borrowings against these lines bear interest at rates that vary with each lending bank's base and LIBOR interest rates. As of the end of the second quarter there was $50.0 million in debt outstanding against the credit facilities and $10.9 million debt outstanding under the uncommitted lines of credit. The increase in debt under credit facilities and uncommitted lines of credit since the beginning of the year was used primarily to fund the P&T acquisition and the purchase of a 15 percent interest in Mabesa completed on January 26, 1996. The Company had $6.2 million in cash and short-term investments at the end of the second quarter.

The Company may utilize the credit facilities for expenditures to support initiatives to enter the feminine sanitary business, adult incontinence business, other business ventures and to repurchase stock. The current credit facilities in combination with internally generated funds are anticipated to be adequate to finance these needs.

RISKS AND UNCERTAINTIES

P&G and K-C have recently announced changes to their product and packaging offerings. The Company is currently evaluating options in response to these changes. Although the final response is unknown, the Company expects to incur costs associated with new product roll-outs including manufacturing inefficiencies, packaging design and packaging obsolescence. These costs will probably be incurred during the fourth quarter of 1996 and the first half of 1997. It is also possible that selling price and volume will be negatively impacted as the branded manufacturers roll-out and promote their new product and packaging offerings.

ICD Confab, Inc., a privately held manufacturer of feminine sanitary products, recently announced plans to enter the private label baby diaper business. Although the overall impacts are hard to predict, it is likely that the additional competition could lead to lower volumes and selling prices.

FORWARD-LOOKING STATEMENTS

When used in this discussion the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results, including but not limited to: increasing raw material prices; new product introductions by competitors; increased price and promotion pressure from competitors; new competitors in the market; and patent litigation, are described in the preceding paragraphs and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof.

                          PART II.  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. The Company currently anticipates that P&G will file two motions for summary judgment with respect to the Company's patent infringement counterclaim in early September 1996. The Company intends to vigorously defend its claim. Discovery is proceeding, and trial has been scheduled for February 1997. Legal fees and costs for this litigation will be significant. If P&G were to prevail on its claims, award of all or a substantial amount of the damages asserted by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive and unspecified monetary relief and attorney's fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. Discovery is proceeding and trial has been scheduled for October 1997.
Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Similar charges are pending before the Equal Employment Opportunities Commission, but related National Labor Relations Board cases have been dismissed. The complaints have been removed to federal court. Discovery has concluded and the Company is currently scheduled to file a motion for summary judgment in mid-August 1996.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any legal proceeding or dispute, including those discussed above, or all of them combined, will not have a material adverse effect on its financial condition or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of the Company was held on May 20, 1996.

(b) Messrs. Adrian D. P. Bellamy and Robert L. Schuyler were elected as directors at the Annual Meeting for a three-year term expiring in 1999. Messrs. Thomas B. Boklund and Bobby V. Abraham continued in office as directors after the meeting.

(c) The first item of business at the meeting was the election of Adrian D. P. Bellamy as a director. Votes were tabulated as follows:

     Votes For:                9,972,972
     Votes Withheld:             217,562
     Abstentions:                      0
     Broker Nonvotes:                  0

     The second item of business the meeting was the election of Robert L.
      Schuyler as a director. Votes were tabulated as follows:

      Votes For:                9,974,189
      Votes Withheld:             216,345
      Abstentions:                      0
      Broker Nonvotes:                  0

(d)  Not applicable.



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibit 11    Computation of Per Share Earnings
                     (See Note 7 to Notes to Financial Statements)
       Exhibit 27    Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PARAGON TRADE BRANDS, INC.



                                      By /s/ Alan J. Cyron
                                         -----------------
                                         Alan J. Cyron
                                         Chief Financial Officer


August 12, 1996

                                 EXHIBIT INDEX

Exhibit
 Number      Document                                         Page
- --------     ---------------------------------------------  --------
  11         Computation of Per Share Earnings
             (See Note 7 to Notes to Financial Statements)      11
  27         Financial Data Schedule                            27