Form 10-Q
period 1996-09-29
PARAGON TRADE BRANDS INC
filed 1996-11-12
CIK 889429

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the thirteen week period ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

                          Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 91-1554663
  -----------------------------------             ------------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

                            180 Technology Parkway
                           Norcross, Georgia   30092
                       ----------------------------------
                    (Address of principal executive offices)


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

The number of shares outstanding of the registrant's common stock was 12,316,293 shares ($.01 par value) as of September 29, 1996.


                                                                    Page 1 of 30
                                                        Exhibit Index on Page 28

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                           Index to Form 10-Q Filing
             For the Thirteen Week Period Ended September 29, 1996



                                                                   Page No.
                                                               ----------------
                        Part I.  Financial Information

Item 1.   Financial Statements
              Consolidated Statements of Operations                    3
              Consolidated Balance Sheets                              4
              Consolidated Statements of Changes in Shareholders'
                Equity                                                 5
              Consolidated Statements of Cash Flows                    6
              Notes to Financial Statements                          7-18

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             19-24

                          Part II.  Other Information

Item 1.   Legal Proceedings                                           25
Item 2.   Changes in Securities                                (not applicable)
Item 3.   Defaults upon Senior Securities                      (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders  (not applicable)
Item 5.   Other Information                                    (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                            26

          Signature Page                                              27

          Exhibit Index                                               28

          Exhibits                                                  29-30


                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands except per share data)
                                    (Note 1)




                                               Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                          ------------------------------   ------------------------------
                                          Sept. 29, 1996  Sept. 24, 1995   Sept. 29,1996   Sept. 24, 1995
                                          --------------  --------------   -------------   --------------
Sales, net of discounts and allowances          $151,549        $131,444        $439,480         $385,288
Cost of sales...........................         111,620         108,896         337,452          330,028
                                          --------------  --------------   -------------   --------------
Gross profit............................          39,929          22,548         102,028           55,260
Selling, general and administrative
     expense............................          22,796          17,409          73,968           51,366
Research and development expense........             811             699           2,648            2,529
Restructuring...........................               -               -               -            8,059
                                          --------------  --------------   -------------   --------------
Operating profit (loss).................          16,322           4,440          25,412           (6,694)
Equity in earnings of unconsolidated
 subsidiary.............................             304               -             445                -

Other income (expense), net.............             100            (182)         (1,527)          (4,726)
                                          --------------  ---------------  --------------  ---------------
Earnings (loss) before income taxes.....          16,726           4,258          24,330          (11,420)
Provision for (benefit from) income
     taxes..............................           6,240           1,620           9,076           (4,339)
                                          --------------  ---------------  --------------  ---------------
Net earnings (loss).....................        $ 10,486        $  2,638        $ 15,254         $ (7,081)
                                          ==============  ==============  ==============  ================
Primary earnings (loss) per common
   share................................  $         $.87  $          .22  $         1.27  $          (.60)
                                          ==============  ==============  ==============  ================
Dividends paid..........................  $          -    $           -   $          -    $           -
                                          ==============  ==============  ==============  ================



See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)
                                    (Note 1)

                                                   September 29, 1996     December 31, 1995
                                                ----------------------  ----------------------
Assets
Cash and short-term investments............             $  1,174               $ 11,890
Receivables................................               50,916                 43,704
Inventories................................               46,349                 40,939
Current portion of deferred income taxes...               14,326                  7,980
Prepaid expenses...........................                  933                    629
                                                ---------------------   ---------------------
 Total current assets......................              113,698                105,142
Property and equipment.....................               95,186                 94,038
Construction in progress...................               39,566                 15,562
Assets held for sale.......................               19,505                 17,756
Patents and trademarks.....................                  802                    827
Deferred income taxes......................               29,703                 28,284
Investment in unconsolidated subsidiary, at cost          16,531                      -
Investment in and advances to unconsolidated
 subsidiary, at equity.....................                9,782                      -
Goodwill...................................               37,139                      -
Other assets...............................                1,082                  5,055
                                                ---------------------   ---------------------
   Total assets............................             $362,994               $266,664
                                                =====================   =====================



Liabilities and Shareholders' Equity
Short-term borrowings......................             $ 17,119               $  1,760
Checks issued but not cleared..............                8,099                 10,232
Accounts payable...........................               37,037                 37,291
Accrued liabilities........................               39,713                 25,481
                                                ---------------------   ---------------------
 Total current liabilities.................              101,968                 74,764
Long-term debt.............................               40,000                      -
Deferred income taxes......................                2,380                      -
Other long-term liabilities................                  324                    211
                                                ---------------------   ---------------------
Total liabilities..........................              144,672                 74,975
Commitments and contingencies (Notes 9 and 13)
Shareholders' equity:
Preferred stock:  authorized 10,000,000 shares,
 no shares issued, $.01 par value..........                    -                      -
Common stock:  authorized 25,000,000 shares,
 issued 12,316,293 and 11,851,504,
 $.01 par value............................                  123                    119
Capital surplus............................              143,356                132,722
Foreign currency translation adjustment....                 (628)                  (661)
Retained earnings..........................               78,472                 63,219
Less:  Treasury stock, 197,175 and 245,322
 shares, at cost...........................               (3,001)                (3,710)
                                                ---------------------   ---------------------
 Total shareholders' equity................              218,322                191,689
                                                ---------------------   ---------------------
  Total liabilities and shareholders' equity            $362,994               $266,664
                                                =====================   =====================


See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (Dollar amounts in thousands except share data)
                                    (Note 1)



                                                                     Foreign
                                          Common      Capital        Currency        Retained      Treasury
                                          Stock       Surplus       Translation      Earnings        Stock
                                       ----------   ------------   --------------   ------------   -----------
BALANCE, December 31, 1995.......          $119         $132,722       $(661)          $63,219        $(3,710)
   Net earnings                               -                -           -            15,254              -
   Issue common stock                         4           10,634           -                 -            709
   Translation adjustment                     -                -          33                 -              -
                                       ----------   -------------   -------------    ------------   ------------
BALANCE, September 29,  1996.......        $123         $143,356       $(628)          $78,472         $(3,001)
                                       ==========   =============   =============    ============   ============




See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                    (Note 1)

                                               Thirty-Nine Weeks Ended
                                       ---------------------------------------
                                       September 29, 1996   September 24, 1995
                                       ------------------   ------------------
Cash flows from operating activities:
Net earnings (loss)..................       $  15,254              $ (7,081)
Non-cash charges (benefits) to
 earnings:
    Depreciation and amortization....          29,937                27,736
    Deferred income taxes............          (5,384)               (1,889)
    Write-down of assets.............               2                 4,853
Changes in working capital:
   Accounts receivable...............          (7,212)                  746
   Inventories and prepaid expenses..           6,374                (5,077)
   Accounts payable..................            (254)                1,781
   Checks issued but not cleared.....          (2,133)               (2,237)
   Accrued liabilities...............          13,048                 6,183
Other................................             (18)                 (811)
                                       ------------------   ------------------
   Net cash provided by operating
        activities...................          49,614                24,204
                                       ------------------   ------------------
Cash flows from investing activities:
Expenditures for property and
 equipment...........................         (36,390)              (10,245)
Proceeds from sale of property and
    equipment........................              55                    71
Acquire assets - Pope & Talbot
 Disposable Diaper Business..........         (57,249)                   -
Investment in Grupo P.I. Mabe, S.A.
 de C.V..............................         (15,908)                   -
 Investment in and advances to
 unconsolidated subsidiary, at equity          (5,347)                   -
Other................................            (850)                 240
                                       ------------------   ------------------
     Net cash used by investing
      activities.....................        (115,689)              (9,934)
                                       ------------------   ------------------
Cash flows from financing activities:
   Net increase (decrease) in
    short-term  borrowings...........          15,359               (4,048)
   Proceeds from U.S. bank
    credit facility..................          55,000                2,000
   Repayments of U.S. bank
    credit facility..................         (15,000)              (8,000)
   Purchases of treasury
    stock............................             -                 (3,823)
   Net cash provided (used) by         ------------------   ------------------
    financing activities.............          55,359              (13,871)
                                       ------------------   ------------------
Net increase (decrease) in cash......         (10,716)                 399
Cash at beginning of period..........          11,890                2,684
                                       ------------------   ------------------
Cash at end of period................       $   1,174             $  3,083
                                       ==================   ==================
Cash paid (refunded) during the
 period for:
  Interest, net of amounts  capitalized     $   1,972             $    440
                                       ==================   ==================
  Income taxes.......................       $  13,970             $   (847)
                                       ==================   ==================

See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended September 29, 1996 and
                               September 24, 1995
        (Dollar amounts in thousands except share and per share figures)



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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments, with the exception of the costs associated with the Pope & Talbot, Inc. ("P&T") integration and the relocation of the Company's corporate offices to Atlanta, are of a normal recurring nature. The charge for the P&T integration and relocation of the corporate offices for the thirty-nine week period ending September 29, 1996 was $9.5 million, net of the effect of income taxes. The results of operations for the thirty-nine week period ending September 29, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

There were no dividend distributions to the Company from Mabesa or PMI for the thirty-nine week period ended September 29, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Goodwill

On February 8, 1996, the Company completed the purchase of substantially all of the assets of the P&T disposable diaper business. Goodwill represents the excess of the cost of these assets over their estimated fair value at the date of acquisition and is amortized on a straight line basis over 20 years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be realizable. Amortization expense for the thirteen and the thirty-nine week periods ended September 29, 1996 was $481 and $1,255, respectively.

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

Noncash Transactions

During the thirty-nine week periods ended September 29, 1996 and September 24, 1995, the Company issued 107,304 and 228,283 shares of Common Stock, respectively, to key management and employees through the Company's 1995 Incentive Compensation Plan, its Profit Sharing and Savings Plan, and its 1996 Non-Officer Employee Incentive Compensation Plan (see Note 8). The balance sheet effect of issuing these shares of Common Stock was a decrease in accrued liabilities of $3,116 and $2,980, respectively, and an increase in equity by an equal amount without the use of cash.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The adoption of this statement, as of January 1, 1996, did not have a significant impact on the Company's financial position or results of operations.

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

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 2:  Receivables

Receivables consist of the following:
                                         September 29, 1996   December 31, 1995
                                         ------------------   -----------------
Accounts receivable-trade............        $53,595               $42,645
Other receivables....................          5,977                 6,925
                                         ------------------   -----------------
                                              59,572                49,570
Less: allowance for doubtful accounts         (8,656)               (5,866)
                                         ------------------   -----------------
Net receivables                              $50,916               $43,704
                                         ==================   =================


Note 3:  Inventories

Inventories consist of the following:
                                         September 29, 1996   December 31, 1995
                                         ------------------   -----------------
LIFO:
 Raw materials - pulp................        $   325              $ 4,345
 Finished goods......................         21,578               15,032

FIFO:
 Raw materials - other...............          9,927                5,984
 Materials and supplies..............         21,724               20,629
                                         -------------------   ----------------
                                              53,554               45,990
 Reserve for excess and
         obsolete items..............         (7,205)              (5,051)
                                         -------------------   ----------------
Net inventories                              $46,349              $40,939
                                         ===================   ================

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 4:  Income Taxes

Provision for (benefit from) income taxes includes the following:


                                 Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                           --------------------------------    --------------------------------
                           Sept. 29, 1996    Sept. 24, 1995    Sept. 29, 1996    Sept. 24, 1995
                           --------------    --------------    --------------    --------------
Federal:
     Current...............     $ 3,462         $  402            $11,427            $(1,913)
     Deferred..............         956            735             (6,343)            (1,619)
                           -------------     -------------     -------------     -------------
                                  4,418          1,137              5,084             (3,532)
                           -------------     -------------     -------------     -------------
State:
     Current...............         901             93              2,275               (553)
     Deferred..............         (92)           155             (1,422)              (232)
                           -------------     -------------     -------------     -------------
                                    809            248                853               (785)
                           -------------     -------------     -------------     -------------
Foreign:
     Current...............      (1,367)            (8)               759                  -
     Deferred..............       2,380            243              2,380                (22)
                           -------------     -------------     -------------     -------------
                                  1,013            235              3,139                (22)
                           ------------      -------------     -------------     -------------

                                $ 6,240         $1,620            $ 9,076             (4,339)
                           =============     =============     =============     =============

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the thirteen and thirty-nine week periods ended September 29, 1996 and September 24, 1995, provision for (benefit from) income taxes as a percentage of earnings before income taxes is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes.

Net deferred income taxes are attributable to the following temporary differences:

                                                 September 29, 1996    December 31, 1995
                                                 ------------------    -----------------


Intangible assets............................       $(2,380)               $      -
                                                 -----------------     ----------------
Deferred tax liabilities.....................        (2,380)                      -
                                                 -----------------     ----------------

Depreciation/amortization....................        13,649                   10,833
Goodwill.....................................        11,036                   12,062
Reserves not currently deductible............        14,278                    7,725
Package design costs.........................         1,904                    2,154
Land.........................................         1,760                    1,791
All other, net...............................         1,738                    2,058
                                                 -----------------     ----------------
   Deferred tax assets ......................        44,365                   36,623
Deferred tax assets valuation                    -----------------     ----------------
   allowance.................................          (336)                    (359)
                                                 -----------------     ----------------

   Total deferred taxes, net                        $41,649                  $36,264
                                                 =================     ================

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5:  Property and Equipment

Property and equipment, at cost, are as follows:

                                     September 29, 1996      December 31, 1995
                                    --------------------    -------------------
Land.............................        $   5,199              $   4,218
Buildings and improvements.......           32,120                 30,557
Machinery and equipment..........          205,557                172,836
                                    --------------------    -------------------
                                           242,876                207,611
Less:  allowance for depreciation         (147,690)              (113,573)
                                    --------------------    -------------------
Net property and equipment.......        $  95,186              $  94,038
                                    ====================    ===================

Assets held for sale include the following as a result of the closure of the La Puente, California facility (see Note 12) and the closure of the disposable diaper operations acquired from P&T in Eau Claire, Wisconsin; Porterville, California; and Shenandoah, Georgia, as announced February 8, 1996:

                                     September 29, 1996      December 31, 1995
                                    --------------------    -------------------
La Puente plant closure..........          $14,885                $17,756
Closure of P&T disposable diaper
       operations................            4,620                      -
                                    --------------------    -------------------
Net property and equipment.......          $19,505                $17,756
                                    ====================    ===================

Note 6:  Accrued Liabilities

Accrued liabilities are as follows:
                                     September 29, 1996      December 31, 1995
                                    --------------------    -------------------
Payroll-wages and salaries,
    incentive awards, retirement,
    vacation and severance pay...         $11,849                $ 9,838
Coupons outstanding..............          11,013                  6,458
Restructuring (Note 12)..........             143                    767
Income taxes payable - current...             498                    271
Other............................          16,210                  8,147
                                    --------------------    -------------------
                                          $39,713                $25,481
                                    ====================    ===================

Note 7:  Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding for each of the thirteen and thirty-nine week periods ending September 29, 1996 and September 24, 1995. For the thirteen and thirty-nine week periods ended September 29, 1996, the calculation assumes that shares issued to P&T, pursuant to the purchase of P&T's disposable diaper business assets, were issued and outstanding as of February 8, 1996.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


                                         Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                  ----------------------------------     ----------------------------------
                                   Sept. 29, 1996    Sept. 24, 1995       Sept. 29, 1996    Sept. 24, 1995
                                  ----------------  ----------------     ----------------  ----------------
Primary
-------
     Net earnings (loss)..........     $10,486          $ 2,638               $15,254          $(7,081)

     Weighted average common and
     common equivalent shares
     outstanding (000's)..........      12,116           11,737                12,028           11,765

     Net earnings (loss) per
     common share.................     $   .87          $   .22               $  1.27          $  (.60)


Fully diluted
-------------
     Net earnings (loss)..........     $10,486          $ 2,638               $15,254          $(7,081)

     Weighted average common and
     common equivalent shares
     outstanding (000's)..........      12,251           11,763                12,164           11,787

     Net earnings (loss) per
     common share fully diluted...     $   .86          $   .22               $  1.25          $  (.60)


This calculation is submitted in accordance with Regulation S-K item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15, because it results in dilution of less than 3 percent.


Note 8:  Long-Term Incentive and Profit Sharing Plans, Including 401(k)

In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The Company's 1995 Incentive Compensation Plan ("1995 Plan") is administered by the Compensation Committee of the Board of Directors. The 1995 Plan and the 1996 Plan are designed to link management rewards with the long-term interests of Paragon's shareholders. Currently, long-term incentives are provided through grants of stock options, Stock Appreciation Rights ("SARs") and restricted stock. Stock options granted to key management and directors are granted at amounts that approximate market value at the date of grant and, as a result, there is no compensation expense related to them. In 1996, restricted shares of common stock were issued at a discounted value in lieu of all of the cash bonuses for the Chief Executive Officer, President and Chief Financial Officer for services in 1995. Restricted shares of common stock were granted to key employees, not eligible for stock options or SAR grants, as part of the corporate headquarters relocation to Atlanta. In 1995, restricted shares of common stock were issued at a discounted value in lieu of a portion of the management bonuses for services in 1994. Compensation expense is recorded with respect to the discounted amount. The restricted stock is non-transferable for two years. During the thirty-nine week period ended September 29, 1996, there were 30,000 shares of common stock issued under the 1996 plan as restricted shares. During the thirty-nine week periods ended September 29, 1996 and September 24, 1995, there were 29,157 and 78,744 shares of common stock, respectively, issued under the 1995 Plan as restricted and bonus shares.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


With regard to stock options granted to key management and directors during the thirteen week periods ended September 29, 1996 and September 24, 1995, the following is provided:

                              September 29, 1996       September 24, 1995
                            ---------------------     --------------------
    During the period:
       Options granted                   -                     32,000
       Options exercised               250                          -
       Options canceled                750                     36,998

    At end of period:
       Options outstanding         758,932                    683,178
       Options exercisable         380,736                    233,057

    Average price per share:
       Options granted                   -                   $  15.15
       Options outstanding           20.88                      20.49
       Options exercisable           21.41                      22.27

The following summarizes transactions involving SARs granted to key management during the thirteen week period ended September 29, 1996:

     During the period:
        SARs granted             20,000
        SARs exercised                -

     At end of period:
        SARs outstanding        121,330
        SARs exercisable              -

     Average price per share:
        SARs granted           $  21.50
        SARs exercisable              -


To further encourage the ownership of common stock by all employees, the Company maintains the Paragon Retirement Investment Management Plan ("PRISM"), formerly known as the Profit Sharing and Savings Plan, that offers both profit sharing and 401(k) features. During the thirty-nine week periods ended September 29, 1996 and September 24, 1995, the Company's profit sharing contributions consisted of 29,634 and 118,387 shares of common stock for fiscal years ending December 31, 1995 and December 25, 1994, respectively. The Company's 401(k) contributions consisted of 18,513 and 31,152 shares of common stock for the thirteen week periods ended September 29, 1996 and September 24, 1995, respectively. The 1996 401(k) contributions also included cash.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 9:  Legal Proceedings

Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. The Company filed its response to P&G's motions and P&G has replied to the Company's response. The Company intends to vigorously defend its claim. Discovery is proceeding, and trial has been scheduled for February 1997. Legal fees and costs for this litigation will be significant. If P&G were to prevail on its claims, award of all or a substantial amount of the damages asserted by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's disposable baby diaper products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. Discovery is proceeding and trial has been scheduled for October 1997. In October 1996, K-C filed a motion for summary judgment with
respect to the Company's antitrust counterclaim.   The Company intends to
vigorously defend its claim. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the damages asserted by K-C could have a material adverse effect on the Company's financial condition and its results of operation. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Similar charges are pending before the Equal Employment Opportunities Commission, but related National Labor Relations Board cases have been dismissed. The complaints have been removed to federal court. Discovery has concluded and the Company filed a motion for summary judgment in September 1996.

On September 27, 1996, the Company filed a declaratory judgment action against P&G in U.S. District Court in Atlanta seeking a ruling from the court that certain patents owned by P&G are invalid, unenforceable and not infringed by the Company's feminine care products. P&G has responded asserting infringement by the Company's feminine care products of two of the patents listed in the Company's complaint. Discovery has not yet commenced. Based on the advice of patent counsel, the Company believes that its feminine care products do not infringe any valid claim of such patents.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 10:  Bank Credit Facilities

At September 29, 1996, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available for a term of five years. At September 29, 1996, borrowings under this credit facility totaled $40,000. There were no borrowings against this facility at December 31, 1995. Interest is at fixed or floating rates based on the financial institution's cost of funds. The Company is also required to maintain certain financial covenants under the agreement.

At September 29, 1996, Paragon Trade Brands (Canada) Inc. maintained a $5,000 Cdn revolving term credit facility, guaranteed by the Company, available through October 1997. Paragon Trade Brands (Canada) Inc. had borrowings of $219 under this credit facility at September 29, 1996 and $1,760 outstanding at December 31, 1995. Borrowings under this facility are reflected as short-term debt in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds.

The Company also has access to short-term lines of credit on an uncommitted basis with several major banks. At September 29, 1996, the Company had approximately $50,000 in uncommitted lines of credit. There were no borrowings against these lines of credit at December 31, 1995. At September 29, 1996, the Company had borrowings against these lines of $16,900. Borrowings under these lines are reflected as short-term debt in the accompanying balance sheet.

For the thirty-nine week periods ended September 29, 1996 and September 24, 1995, interest expense, net of amounts capitalized, was $1,964 and $703, respectively. For the thirty-nine week periods ended September 29, 1996 and September 24, 1995, capitalized interest totaled $938 and $218, respectively. Interest expense includes interest on borrowings, bank commitment fees, and amortization of deferred financing costs.


Note 11:  Financial Instruments - Foreign Currency Forward Contracts

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At September 29, 1996 and September 24, 1995, the Company did not have any forward contracts outstanding.


Note 12:  Restructuring

On January 24, 1995, the Company announced it was restructuring its operations by closing its diaper manufacturing facility in La Puente, California and reallocating diaper production to its remaining four facilities. The La Puente plant was closed at the end of February 1995 and resulted in severing the employment of approximately 310 employees. At September 29, 1996, the building facility and related production equipment are reflected as assets held for sale in the accompanying balance sheets. For the thirty-nine week period ended September 24, 1995, the consolidated statement of operations includes $8,059 of pretax restructuring charges as a result of the plant closure. These charges did not include gains, if any, from the sale of assets. At September 29, 1996, $143 of this amount remained in liabilities.

The following is provided with respect to amounts accrued and costs incurred for the year ended December 31, 1995 and the thirty-nine week period ended September 29, 1996:

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


                               Amount    Costs Incurred                 Balance
                               Accrued   Sept. 29, 1996  Adjustments   Remaining
                               -------   --------------  -----------   ---------
Employee severance and
 related items                 $3,359        $3,678        $(319)        $  -
Equipment disposal and
 write-downs                    2,600         2,602           (2)           -
Facility disposal and
 carrying costs                 1,850         1,707            -          143
All other                         250           164           86            -
                               -------   --------------  -----------   ---------
                               $8,059        $8,151        $(235)        $143
                               =======   ==============  ===========   =========

At September 29, 1996, the restructuring plan was substantially complete. Any remaining costs will be primarily associated with, and dependent upon, the sale of the building.

Note 13:  Commitments

As of September 29, 1996, commitments for capital expenditures are $13,322.


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

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


                                              Thirty-Nine Weeks Ended September 24, 1995
                                       ---------------------------------------------------------
                                                     Pro Forma Adjustments
                                                   --------------------------
                                         Paragon       P&T       Adjustments       Pro-forma
                                       ----------  ----------  --------------  -----------------
Net sales............................  $ 385,288   $ 112,963   $                $     498,251
Cost of sales........................    330,028     112,875      (4,350)/3/          438,553
                                       ----------  ----------  --------------  -----------------
Gross profit.........................     55,260          88       4,350               59,698
Selling, general and administrative
     expense.........................     51,366      12,179       1,440 /1/           64,985
Research and development expense.....      2,529                                        2,529
Restructuring........................      8,059                                        8,059
                                       ----------  ----------  --------------  -----------------
Operating (loss) profit..............     (6,694)    (12,091)      2,910              (15,875)
Other expense, net...................      4,726                   3,000 /2/            7,726
                                       ----------  ----------  --------------  -----------------
Loss before income taxes.............    (11,420)    (12,091)        (90)             (23,601)
Benefit from income taxes............     (4,339)     (4,595)        (34)/4/           (8,968)
                                       ----------  ----------  --------------  -----------------
Net loss.............................  $  (7,081)  $  (7,496)  $     (56)       $     (14,633)/5/
                                       ==========  ==========  ==============  =================
Net loss per common share              $    (.60)                               $       (1.20)/5/
Weighted average common shares
     outstanding.....................     11,765                                       12,153 /6/

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


                                      Thirty-Nine Weeks Ended September 29, 1996
                                      ------------------------------------------
                                        Paragon      Adjustments     Pro-forma
                                      ------------  -------------  -------------
Net sales...........................    $ 439,480    $ 11,391/1/   $   450,871
Cost of sales.......................      337,452       8,718/1/       346,170
                                      -----------    -----------   -----------
Gross profit........................      102,028       2,673          104,701
Selling, general and administrative
 expense............................       73,968         445/2/        74,413
Research and development expense....        2,648                        2,648
Restructuring.......................            -                            -
                                      -----------    -----------   -----------
Operating profit (loss).............       25,412       2,228           27,640
Equity in Earnings of Sub...........          445                          445
Other expense, net..................        1,527         398/3/         1,925
                                     ------------    -----------   -----------
Earnings (loss) before income taxes.       24,330       1,830           26,160
Provision for (benefit from) income
 taxes..............................        9,076         690/4/         9,766
                                     ------------    -----------   -----------
Net Earnings (loss).................    $  15,254    $  1,140      $    16,394
                                     ============    ===========   ===========
Net Earnings (loss) per common share    $    1.27                  $      1.36
Weighted average common shares
    outstanding.....................       12,028                       12,071/5


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

                        PART I.  FINANCIAL INFORMATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

   Thirteen Weeks ended September 29, 1996 Compared to Thirteen Weeks ended
                              September 24, 1995

Results of Operations

Net earnings were $10.5 million in the third quarter of 1996 compared with net earnings of $2.6 million for the third quarter of 1995. Included in the results for the third quarter of 1996 were charges of $1.2 million, net of the effect of income taxes, associated with the costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income for the third quarter of 1996 was $11.7 million compared to net earnings for the third quarter of 1995 of $2.6 million. The increased profits in the third quarter of 1996, excluding these charges, was primarily due to higher volumes as a result of the P&T acquisition, lower costs, including raw material costs, and a more favorable product mix compared to the third quarter of 1995. The volume increase and lower costs were partially offset by an increase in trade merchandising expenses and an increase in costs associated with the feminine care business startup.

Net earnings per share in the third quarter of 1996 were $.87 compared to net earnings per share of $.22 in the third quarter of 1995. Net earnings per share were $.97 in the third quarter of 1996, excluding the relocation charges.

Revenues

Net sales were $151.5 million for the third quarter of 1996, a 15.3 percent increase from the $131.4 million reported in the third quarter of 1995. Unit sales increased 15.0 percent to 976 million diapers in the third quarter of 1996 from 849 million diapers in the third quarter of 1995. The primary reason for the increase in unit volume was the P&T acquisition in February 1996. Volume was also favorably impacted by increased trade merchandising activity during the third quarter of 1996. Volume, however, would have been lower in the third quarter of 1996 compared to 1995 excluding the effects of the P&T acquisition. Volume has been negatively impacted by increased discounts and promotional allowances by branded and value segment manufacturers. Volume has been further negatively impacted by product improvements added by the branded manufacturers. The Company intends to continue to improve its products during the remainder of 1996 and 1997 to compete more effectively with the premium national brands, but volume may be negatively impacted until the improvements are added.

Average sales prices during the third quarter of 1996 decreased approximately
3.5 percent compared to the third quarter of 1995, excluding the effect of a favorable product mix. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above. The negative trend in prices is expected to continue throughout the remainder of 1996 and into 1997. As discussed below, prices, as well as volume, are expected to be negatively impacted by the items described in "Risks and Uncertainties."

Net sales in Canada increased significantly during the third quarter of 1996 compared to the same period of 1995. The increase was primarily due to increased unit volume. Volume was favorably impacted by the P&T acquisition as well as the addition of new customers during late 1995. Net prices in Canada were favorably impacted by price increases implemented in the second half of 1995. Prices in Canada, however, started to decrease late in the third quarter and are expected to continue this trend during the remainder of 1996 and into 1997.

Cost of Sales

Cost of sales for the third quarter of 1996 was $111.6 million compared to $108.9 million for the third quarter of 1995, a 2.5 percent increase. As a percentage of net sales, cost of sales was 73.7 percent in 1996 compared to 82.8 percent in the comparable 1995 period. The lower costs were principally caused by lower raw material prices, especially pulp, super absorbent polymer and packaging. These lower costs were offset, in part, by higher costs associated with the favorable product mix, increases in outside warehousing costs and costs associated with the feminine care business startup.

Pulp prices were approximately 42 percent lower in the third quarter of 1996 compared to the same period in 1995. Pulp prices, which had increased during 1995, decreased significantly during the first three quarters of 1996 and are expected to be at lower levels than 1995 during the fourth quarter of 1996.
Pulp prices, however, have recently started to rise and are expected to increase in the fourth quarter and in 1997. Super absorbent polymer costs dropped significantly in the first three quarters of 1996 compared to the same period in 1995 and are expected to stay at similar levels during the fourth quarter of 1996 but increase in 1997. Packaging costs, including bags and corrugated boxes, were also lower during the third quarter of 1996 compared to the third quarter of 1995. Other raw material prices were generally at similar price levels in the third quarter of 1996 compared to 1995.

Labor costs were at similar levels in the third quarter of 1996 compared to the same period of 1995. Plant overhead costs were higher in the third quarter of 1996 compared to the same period of 1995. The increase in costs was primarily due to increased outside warehousing costs and the costs of the feminine care business startup.

Depreciation costs were at slightly higher levels in the third quarter of 1996 compared to the same period of 1995. The increase is primarily due to the acceleration of depreciation on equipment in anticipation of new product innovations.

Selling, General and Administrative Expense

SG&A expenses were $22.8 million for the third quarter of 1996 compared to $17.4 million for the third quarter of 1995. As a percentage of net sales, these expenses were 15.0 percent in 1996 compared to 13.2 percent for the same period in 1995. Included in the third quarter of 1996 were charges of $1.6 million primarily for the corporate headquarters relocation to Atlanta. These costs included the costs for relocation of personnel and equipment to Atlanta. Remaining relocation expenses are expected to be included in the fourth quarter and should be lower than previous quarters this year.

Excluding charges for the relocation to Atlanta, SG&A expenses were $21.6 million in the third quarter of 1996 compared to $17.4 million in the third quarter of 1995. As a percentage of net sales these expenses, excluding the relocation charges, were 14.0 percent in the third quarter of 1996 compared to
13.2 percent in the third quarter of 1995. The increase in costs is attributable to a number of factors. The most significant item was an increase in trade merchandising expenses. The increase in trade merchandising expenses was a result of consumer coupon activity during the third quarter of 1996 that had a favorable impact on volume. The increased coupon activity was in response to product introductions and promotional activity by branded and value segment competitors. These costs are expected to remain at levels higher than 1995 during the fourth quarter of 1996.

Costs were also higher due to the feminine care business startup and the amortization of goodwill associated with the P&T acquisition. Legal costs, which had been lower than 1995 levels in the first half of 1996, increased in the third quarter due to activity associated with the P&G and K-C litigation. Other cost increases were associated with incentive-based accruals and higher information technology costs. These cost increases were partially offset by lower packaging related costs. Legal expenses are expected to increase during the fourth quarter due to the P&G and K-C litigation matters. The Company also expects to increase its expenditures in the information technology in the fourth quarter of 1996 and throughout 1997.

Research and Development

Research and development expenses remained relatively flat at $.8 million for the third quarter of 1996 compared to $.7 million for the third quarter of 1995.

Other Income/Expense

Other income was $.1 million in the third quarter of 1996 compared to other expense of $.2 million in the third quarter of 1995. Excluding capitalization of interest of $.9 million in the third quarter of 1996, other expense increased due to higher interest costs associated with borrowings to complete the P&T acquisition and the acquisition of a minority share of Mabesa.

Thirty-Nine Weeks ended September 29, 1996 Compared to Thirty-Nine Weeks ended
                              September 24, 1995

Results of Operations

Net earnings were $15.3 million during the first three quarters of 1996, compared with a net loss of $7.1 million for the first three quarters of 1995. Included in the results for the first three quarters of 1996 were charges of $9.6 million, net of the effect of income taxes, associated with integrating the P&T acquisition and costs to relocate the corporate headquarters to Atlanta. Included in the results for the first three quarters of 1995 were costs related to the closure of the Company's La Puente, California plant, corporate headquarters staff reductions, and other charges totaling $8.9 million, net of the effects of income taxes. Excluding these restructuring and other charges, net income for the first three quarters of 1996 was $24.8 million compared to net earnings for the first three quarters of 1995 of $1.7 million. The profit in the first three quarters of 1996, excluding the P&T integration and Atlanta relocation charges, was primarily due to higher volumes as a result of the P&T acquisition, lower raw material costs and a more favorable product mix compared to the first three quarters of 1995. These improvements in volumes, costs and mix were partially offset by a substantial increase in trade merchandising expenses.

Net earnings per share in the first three quarters of 1996 were $1.27 compared to a net loss per share of $.60 in the first three quarters of 1995. Net earnings per share were $2.06 in the first three quarters of 1996 compared to net earnings per share of $.15 in the first three quarters of 1995, excluding the restructuring and other charges for both periods.

Revenues

Net sales were $439.5 million for the first three quarters of 1996, a 14.1 percent increase from the $385.3 million reported for the first three quarters of 1995. Unit sales increased 12.9 percent to 2,835 million diapers in the first three quarters of 1996 from 2,512 million diapers in the first three quarters of 1995. As discussed above, the volume increase is due to the P&T acquisition. Excluding the impact of the P&T acquisition, volume would have been lower during the first three quarters of 1996 compared to 1995. As discussed above, volume has been negatively impacted by increased discounts, promotional allowances and product improvements added by the branded and value segment manufacturers. The Company intends to continue to improve its products during 1996 and 1997 to compete more effectively with the premium national brands, but volume may remain negatively impacted until the improvements are added.

Average sales prices during the first three quarters of 1996 decreased approximately 3.0 percent compared to the first three quarters of 1995, excluding the effect of a favorable mix. The decrease in prices was primarily due to increased discounts and promotional allowances in response to price reductions and promotions by branded and value segment manufacturers. The negative trend in prices is expected to continue during the fourth quarter of 1996 and into 1997. As discussed below, prices, as well as volume, are expected to be negatively impacted by the items described in "Risks and Uncertainties."

Net sales in Canada increased significantly during the first three quarters of 1996 compared to the same period of 1995. The increase was primarily due to increased unit volume. Volume was favorably impacted by the P&T acquisition as well as the addition of new customers during late 1995. Net prices in Canada were favorably impacted by price increases implemented in the second half of 1995.

Cost of Sales

Cost of sales for the first three quarters of 1996 was $337.5 million compared to $330.0 million for the first three quarters of 1995, a 2.3 percent increase. As a percentage of net sales, cost of sales was 76.8 percent in 1996 compared to
85.7 percent in the comparable 1995 period. The first three quarters of 1996 included $4.2 million in charges for costs associated with the integration of the P&T acquisition into the Company's existing business. These charges included accelerated depreciation of certain existing assets, costs of equipment dismantling and movement, and relocation of personnel. The first three quarters of 1995 included $.6 million of costs associated with the


La Puente plant closure and asset write-downs. As a percentage of net sales, excluding these charges, cost of sales was 75.9 percent in the first three quarters of 1996 compared to 85.5 percent in the first three quarters of 1995. As discussed above, the lower costs were primarily a result of lower raw material costs including pulp, super absorbent polymer and packaging.

Pulp prices were approximately 30 percent lower in the first three quarters of 1996 compared to the same period in 1995. Pulp prices, which had increased during 1995, decreased significantly during the first three quarters of 1996 and are expected to be at lower levels than 1995 during the fourth quarter of 1996. As discussed above, pulp prices have started to rise and are expected to increase in the fourth quarter and in 1997. Super absorbent polymer costs dropped significantly in the first three quarters of 1996 compared to the same period in 1995 and are expected to stay at similar levels during the fourth quarter of 1996, but increase in 1997. Packaging costs were also lower in the first three quarters of 1996 compared to the same period of 1995. Other raw material prices were generally at similar price levels in the first three quarters of 1996 compared to 1995.

Labor costs decreased compared to the same period last year. The decrease in costs was primarily due to manufacturing efficiency gains and from the La Puente plant closure at the end of February 1995.

Plant overhead costs, excluding charges, were higher during the first three quarters of 1996 compared to the first three quarters of 1995. Costs were lower in the first three quarters of 1996 due to the La Puente plant closure at the end of February 1995, but were offset by increases in plant overhead from the P&T manufacturing facilities acquired in February 1996 that remained in production and costs related to the feminine care business startup. During the first three quarters of 1996, $2.6 million of charges were incurred to support the integration of the P&T acquisition into the Company's existing business. These charges were primarily related to the cost of equipment movement and employee relocation discussed above.

Depreciation costs, excluding the charges discussed below, were at slightly higher levels in the first three quarters of 1996 compared to the same period of 1995. Costs were lower primarily due to the closure of the La Puente facility at the end of February 1995. These costs were partially offset by increased costs due to acquired P&T facilities in February 1996 that remained open.
During the first three quarters of 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing Company equipment that will be replaced by equipment acquired from P&T.

Selling, General and Administrative Expense

SG&A expenses were $74.0 million for the first three quarters of 1996 compared to $51.4 million for the first three quarters of 1995. As a percentage of net sales, these expenses were 16.8 percent in 1996 compared to 13.3 percent for the same period in 1995. Included in the first three quarters of 1996 were charges of $11.2 million. These charges included $8.5 million for the corporate headquarters relocation to Atlanta, including severance, outplacement and relocation expenses. The charges also included $2.7 million in costs associated with the integration of the P&T acquisition. These integration costs were primarily for customer packaging conversion and to establish bad debt reserves consistent with Company practices. Included in the first three quarters of 1995 were charges of $2.2 million for the corporate staff reduction and acceleration of software amortization.

Excluding these charges, SG&A expenses were $62.8 million in the first three quarters of 1996 compared to $49.2 million in the first three quarters of 1995. As a percentage of net sales these expenses, excluding the charges discussed above, were 14.3 percent in the first three quarters of 1996 compared to 12.8 percent in the first three quarters of 1995. As discussed above, the increase in expenses is primarily attributable to an increase in trade merchandising expenses and the costs associated with the feminine care business. The increase in trade merchandising expenses was a result of the increased volume due to the P&T acquisition and increased promotions discussed above and is expected to continue at similar levels throughout 1996. Expenses were also higher due to the amortization of goodwill associated with the P&T acquisition. These increases were partially offset by a decrease in legal expenses. Legal expenses, however, are expected to increase during the remainder of 1996 due to the P&G and K-C patent litigation matters. SG&A expenses during the fourth quarter of 1996 will include the remaining costs associated with the move of the corporate headquarters to Atlanta, which are expected to be lower than previous quarters this year.

Research and Development

Research and development ("R&D") expenses remained flat at $2.6 million for the first three quarters of 1996 compared to $2.5 million for the same period of 1995. R&D expenses increased due to the feminine care business but were offset by lower activity during the third quarters of 1996 due to the relocation of the corporate headquarters. Costs were also lower in 1996 due to the consolidation of the R&D operation into the corporate headquarters in the first quarter of 1995.

Other Expense

Other expense was $1.5 million in the first three quarters of 1996 compared to $4.7 million in the first three quarters of 1995. The first three quarters of 1995 included $4.2 million in charges due to the cancellation of capital projects and legal settlement costs. Excluding these charges in the first three quarters of 1995, the increase in other expense is due to higher interest costs associated with borrowings to complete the P&T acquisition and the acquisition of a minority share of Mabesa, which have been partially offset by capitalized interest.

Restructuring

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

The restructuring plan included reallocation of production to the remaining diaper facilities, and the sale of the diaper making equipment and manufacturing facility. As of September 29, 1996, the equipment is being held for sale to PMI and the building is under contract for sale.

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

The restructuring charge included $2.2 million in non-cash charges due to asset write-offs. The remaining $5.9 million has been paid. Any further expenses will be related to holding the building until the sale is complete.

Liquidity and Capital Resources

During the first three quarters of 1996, cash flow from earnings and non-cash charges to earnings was $32.6 million compared to $18.8 million for the same period in 1995. The increase in cash flow was primarily due to improved operating results.

During the first three quarters of 1996, working capital, exclusive of cash, short-term borrowings, and current deferred taxes decreased $11.9 million. The primary sources of cash were an increase in accrued liabilities and a decrease in inventories. The primary use of cash was an increase in accounts receivable.

The increase in receivables reflects an increase in overall business activity due to the P&T acquisition. The decrease in inventories partially reflects the reduction from elevated levels of pulp inventories due to a special purchase made during the fourth quarter of 1995. Also, despite inventory level increases due to the P&T acquisition, cash flows were favorably impacted as inventories were approximately $11 million less than at the date of the P&T acquisition. These decreases have been partially offset by increased inventories due to the feminine care business startup. Finished good inventories also increased during the third quarter to meet increased demand and in anticipation of product rollouts. These inventories are expected to decrease during the fourth quarter.

The increase in accrued liabilities primarily reflects the reserves provided for the P&T integration and Atlanta relocation in the first three quarters of 1996 and increases in coupon-related liabilities. These liabilities are expected to decrease during the remainder of 1996 as the liabilities are paid. Cash flow was also favorably impacted by $3.1 million as the Company issued treasury stock to settle certain payroll liabilities.

The cash produced from operations supported capital expenditures of $36.4 million in the first three quarters of 1996 compared to $10.2 million in the same period of 1995. The expenditures were primarily in support of the feminine care business and the purchase of a new corporate headquarters in Atlanta. Capital expenditures to support the feminine care business will be approximately $25 million in 1996.

As discussed in several places above, the Company incurred a total of $15.4 million in pre-tax charges related to the Pope & Talbot integration and relocation to Atlanta during the first three quarters of 1996. Of this $15.4 million, $3.4 million were non-cash charges. Of the remaining $12.0 million, $8.2 million was paid during the first three quarters of 1996. The remaining expenses, as well as remaining costs to relocate the corporate headquarters to Atlanta, are expected to be paid from internally generated funds or from available credit facilities.

The Company has access to an unsecured, revolving bank credit facility of $150 million. The Company has an additional CDN $5 million revolving credit facility available in Canada. In addition to the revolving credit facilities, the Company has $50 million in uncommitted lines of credit with various banks. Borrowings against these lines bear interest at rates that vary with each lending bank's base and LIBOR interest rates. As of the end of the third quarter there was $40.0 million in debt outstanding against the credit facilities and $16.9 million in debt outstanding under the uncommitted lines of credit. The increase in debt under credit facilities and uncommitted lines of credit since the beginning of the year was used primarily to fund the P&T acquisition and the purchase of a 15 percent interest in Mabesa. The Company had $1.2 million in cash and short-term investments at the end of the third quarter.

The Company may utilize the credit facilities for expenditures to support initiatives to enter the feminine sanitary business, adult incontinence business, other business ventures and to repurchase stock. The current credit facilities in combination with internally generated funds are anticipated to be adequate to finance these needs.

Risks and Uncertainties

P&G and K-C have recently announced changes to their product and packaging offerings. The Company is currently evaluating options in response to these changes. Although the final response is unknown, the Company expects to incur costs associated with new product roll-outs including manufacturing inefficiencies, packaging design and packaging obsolescence. These costs will be incurred during the fourth quarter of 1996 and the first three quarters of 1997. It is also possible that selling price and volume will be negatively impacted as the branded manufacturers roll-out and promote their new product and packaging offerings.

ICD Confab, Inc., a privately-held manufacturer of feminine sanitary products, recently announced plans to enter the private label baby diaper business. Although the overall impacts are hard to predict, it is likely that the additional competition could lead to lower volumes and selling prices.

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

                          PART II.  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. The Company filed its response to P&G's motions and P&G has replied to the Company's response. The Company intends to vigorously defend its claim. Discovery is proceeding, and trial has been scheduled for February 1997. Legal fees and costs for this litigation will be significant. If P&G were to prevail on its claims, award of all or a substantial amount of the damages asserted by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's disposable baby diaper products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. Discovery is proceeding and trial has been scheduled for October 1997. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim. The Company intends to vigorously defend its claim. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the damages asserted by K-C could have a material adverse effect on the Company's financial condition and its results of operation. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Similar charges are pending before the Equal Employment Opportunities Commission, but related National Labor Relations Board cases have been dismissed. The complaints have been removed to federal court. Discovery has concluded and the Company filed a motion for summary judgment in September 1996.

On September 27, 1996, the Company filed a declaratory judgment action against P&G in U.S. District Court in Atlanta seeking a ruling from the court that certain patents owned by P&G are invalid, unenforceable and not infringed by the Company's feminine care products. P&G has responded asserting infringement by the Company's feminine care products of two of the patents listed in the Company's complaint. Discovery has not yet commenced. Based on the advice of patent counsel, the Company believes that its feminine care products do not infringe any valid claim of such patents.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that the ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 11        Computation of Per Share Earnings
                          (See Note 7 to Notes to Financial Statements)

        Exhibit 27.1      Financial Data Schedule

        Exhibit 27.2      Financial Data Schedule - Restated


(b)     Reports on Form 8-K.

             No reports on Form 8-K were filed on behalf of the Company during the thirteen week period ended September 29, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PARAGON TRADE BRANDS, INC.



                            By  /s/ Alan J. Cyron
                               ------------------
                                Alan J. Cyron
                                Chief Financial Officer




November 12, 1996

                                 EXHIBIT INDEX




 Exhibit                                                        Page
  Number     Document
----------   ------------------------------------------------  ------

   11        Computation of Per Share Earnings                  12
             (See Note 7 to Notes to Financial Statements)
   27.1      Financial Data Schedule                            29
   27.2      Financial Data Schedule - Restated                 30