Form 10-K405
period 1996-12-29
PARAGON TRADE BRANDS INC
filed 1997-03-28
CIK 889429

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 29, 1996
                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 1-11368

                         PARAGON TRADE BRANDS, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                          91-1554663
         (State or other jurisdiction of            (I.R.S. employer
          incorporation or organization)           identification no.)

     180 TECHNOLOGY PARKWAY
       NORCROSS, GEORGIA                                   30092
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code:  (770) 300-4000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
Common Stock, par value $.01 per share           New York Stock Exchange
  Series A Participating Cumulative              New York Stock Exchange
   Preferred Stock Purchase Rights

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, there were 12,288,293 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such stock held by nonaffiliates of the Registrant was $224,261,347 (based on the closing price on the New York Stock Exchange).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 1996 have been incorporated by reference into Parts II and IV of this report. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997, are incorporated by reference into Part III of this report.

Exhibit Index on Page 15

                           PARAGON TRADE BRANDS, INC.
                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K


                                     PART I
                                                                          Page


 Item 1:   BUSINESS                                                        1

 Item 2:   PROPERTIES                                                      6

           EXECUTIVE OFFICERS                                              6

 Item 3:   LEGAL PROCEEDINGS                                               7

 Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8


                                    PART II


 Item 5:   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS                                             8

 Item 6:   SELECTED FINANCIAL DATA                                         8

 Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                           8

 Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     8

 Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                            8

                                    PART III

 Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              8

 Item 11:  EXECUTIVE COMPENSATION                                          8

 Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  9

 Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  9

                                    PART IV

 Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K 9


                                     Page i

                                    PART I

ITEM 1:  BUSINESS

GENERAL

Paragon Trade Brands, Inc. (the "Company") is the largest store brand manufacturer of infant disposable diapers in North America. The Company, previously a division of Weyerhaeuser Company ("Weyerhaeuser"), became a publicly-held, independent company as a result of a public offering of stock completed on February 2, 1993. The Company acquired substantially all the assets and liabilities of the private label diaper business of Weyerhaeuser (the "Business") in exchange for 10 million shares of stock and $35 million in cash. The Company manufactures a line of premium-quality diapers known as "Ultra," a supreme diaper product, a line of economy diapers that have fewer features, and a line of training pants. The Company has also recently begun to manufacture a line of feminine care products. The Company's products are distributed throughout North America through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the products under their own store brand names.

Weyerhaeuser entered the store brand infant disposable diaper market in 1972. As part of the general refocusing on its core businesses, Weyerhaeuser decided to divest its interest in the Business by means of the public offering completed on February 2, 1993. The Company was incorporated in Delaware in June 1992 as a wholly-owned subsidiary of Weyerhaeuser.

On February 9, 1996, the Company completed the purchase of substantially all of the assets of Pope & Talbot, Inc.'s disposable diaper business. The purchase price of $63.5 million was paid in a combination of cash and stock. The Company closed all the acquired disposable diaper operations in 1996. The manufacturing equipment and plants are being held for sale. The Company took a charge of $8.1 million for the costs of integration and write-downs of duplicate equipment owned by the Company prior to the purchase transaction.

In 1996, the Company relocated its corporate headquarters from Federal Way, Washington to Norcross, Georgia.

PRODUCTS

The Company manufactures several diaper product lines: a premium-quality Ultra line, in both thick and thin versions, an economy line ("Economy"), a Supreme line and a training pant line. Ultra diaper sales accounted for approximately 78 percent, 76 percent and 77 percent of the Company's total unit sales in 1996, 1995 and 1994, respectively. Economy diaper units represented approximately 12 percent, 17 percent, and 13 percent of the Company's total unit sales in fiscal years 1996, 1995 and 1994, respectively. Training pant sales represented approximately 3 percent of the Company's total unit sales over the same periods.

The Company's Ultra diaper combines fluff pulp with super-absorbent polymer ("SAP") in the absorbent inner core. SAP is significantly more absorbent and better able to retain liquids than fluff pulp. To enhance performance and appearance, the Ultra diaper incorporates a number of product features comparable to those introduced by the national branded manufacturers. The Company now produces both its thin and thick versions of the Ultra diaper in five different sizes which are designed to fit babies better as they grow and develop. Additionally, the Company continued its agreement with Jim Henson Productions, Inc., pursuant to which the Company reproduces the Muppet Babies cartoon characters on the "tape landing zone" of its Ultra diapers. In late 1996, the Company introduced an improved Ultra diaper which incorporates a cloth-like backsheet and breathable side panels.

The Economy diaper is designed to satisfy the needs of the more cost-conscious value segment shopper. Its absorbent pad contains fluff pulp and SAP. Its features include a "tape landing zone" allowing for easy fitting and re-adjustment after fastening. The Company produces the Economy diaper in three unisex sizes.

The Company's training pant is designed for use by children primarily during their transition from diapers. The Company's training pant utilizes an absorbent core of fluff pulp and SAP and a cloth-like nonwoven outer cover. The Company produces its training pant in two gender-specific sizes.

The Company also produces a supreme diaper product with a thin pad and a soft, cloth-like nonwoven outer cover in response to the Huggies(R) Supreme product introduced by Kimberly-Clark Corporation ("Kimberly-Clark"). Sales of this product represented approximately 4 percent of the Company's total unit sales in fiscal year 1996.

In 1996, The Company began manufacturing a line of feminine care products that includes ultra thin, maxi and super maxi pads, pantiliners, panty shields and regular and super absorbent tampons. Sales of feminine care products were negligible in 1996.

PRODUCT DEVELOPMENT

To enhance the Company's objective of providing its trade customers with premium-quality store brand disposable diapers and feminine care products, the Company devotes significant resources to market research and product design and development to enable it to improve product performance and consumer acceptance. The Company believes that it has the largest product development program of any manufacturer in the disposable diaper market, other than the national branded manufacturers. The Company spent approximately $4.2 million, $3.6 million and $6.9 million on research and development in fiscal years 1996, 1995 and 1994, respectively.

The Company intends to enter the adult incontinence and baby wipes businesses.

PATENT RIGHTS

Because of the emphasis on product innovations in the disposable diaper and feminine care markets, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to enforce vigorously their patent rights (see "Legal Proceedings"). To protect its competitive position, the Company has created an intellectual property portfolio through development, acquisition and licensing that includes approximately 300 U.S. and foreign patents relating to disposable diaper and feminine care product features and manufacturing processes.

MAJOR CUSTOMERS AND FOREIGN OPERATIONS

The Company's net sales to its largest trade customer, Wal-Mart Stores, Inc., and Sam's Club, a division of Wal-Mart, represented an aggregate of approximately 13 percent, 11 percent and 15 percent of total net sales in fiscal years 1996, 1995 and 1994, respectively. As is customary in the infant disposable diaper market, the Company does not have long-term contracts with any of its trade customers. The Company estimates that approximately 9 percent, 6 percent and 5 percent of net sales were to trade customers in Canada in fiscal years 1996, 1995 and 1994, respectively.

The Company does not sell its disposable diapers directly in Mexico. However, the Company believes that in fiscal year 1994 approximately 7 percent of its diapers were sold to trade customers in the United States and used by consumers in Mexico. As a result of the devaluation of the Mexican peso in December of 1994, these sales were negligible in 1995 and 1996.

On January 26, 1996, the Company completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") for $15.3 million in cash plus additional consideration based on Mabesa's future financial results. The Company also acquired the option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. In addition, the Company acquired a 49 percent share for $1.6 million in cash in Paragon-Mabesa International ("PMI"), a joint venture that has developed a new manufacturing facility in Tijuana, Mexico. The Company sold certain assets from a diaper manufacturing facility it closed in 1995 in La Puente, California to PMI as part of the development of PMI's manufacturing facility in Tijuana, Mexico. The Company has assisted in financing the equipment, building construction and start-up of the Tijuana, Mexico facility which is expected to be completely operational by mid-1997.

RAW MATERIALS

The principal raw material components of the Company's products are fluff pulp, SAP, polyethylene backsheet, polypropylene nonwoven liner, adhesive closure tape, hotmelt adhesive, elastic and tissue.

The primary raw material used in the production of disposable diapers is fluff pulp, a product made from wood fibers. The Company entered into a fluff pulp supply contract with Weyerhaeuser whereby it agreed to purchase its requirements of bleached chemical fluff pulp through August 31, 1997, at prices as favorable as those Weyerhaeuser charges other North American disposable diaper manufacturers for similar grade pulp. In early 1996, the Company entered into an agreement with Hoechst Celanese Corporation pursuant to which the Company agreed, subject to certain limitations, to purchase its SAP requirements from Hoechst Celanese. The Company believes that alternative sources of each of these raw materials are readily available.

The Company's gross margins are significantly impacted by raw material prices, especially the price of fluff pulp which can fluctuate dramatically. The Company's operating results may be adversely affected by increases in these raw material prices.

COMPETITION-Disposable Diapers

National Branded Manufacturers

The principal bases of competition from the national branded manufacturers are price, product quality, product innovation and customer service. The U.S. disposable diaper market is led by the national brands manufactured by The Procter & Gamble Company ("Procter & Gamble") and Kimberly-Clark. The Company estimates that, in 1996, the national branded manufacturers accounted for approximately 75 percent of all U.S. disposable diaper sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the infant disposable diaper market.

The market for disposable diapers is divided into the premium and value segments. The premium segment accounts for 59 percent of the unit volume.
Both Kimberly-Clark and Procter & Gamble dominate the premium segment. The value segment of the industry, which the Company estimates accounted for approximately 41 percent of unit volume in 1996, is highly competitive. The Company includes the following products in the value segment: store brands, control labels, Procter & Gamble's Luvs(R), Drypers(R), Fitti(R), and all other regional brands.

In total, Procter & Gamble is the dominant manufacturer in the U.S. diaper market, with approximately 41 percent market share. Procter & Gamble manufactures two brands: Pampers(R), its premium brand with approximately 26 percent market share, and Luvs, its value brand with 15 percent market share. Luvs was repositioned from a premium brand to a value brand in April 1993. Kimberly-Clark manufactures the number one diaper brand, Huggies, with approximately 33 percent market share. Kimberly-Clark does not offer a value brand, but supplies some store brand training pants within the value segment.

Price has become the significant variable in the competitive strategy of the national branded companies in the past three years. Procter & Gamble, in particular, has been very aggressive in reducing prices in the market in pursuit of market share. In April 1993, Procter & Gamble reduced prices on Pampers by 5 percent and on Luvs by 16 percent. In November 1994, Procter & Gamble announced another major price reduction; prices were effectively reduced on Pampers by 2.5 percent and on Luvs by 11 percent. Kimberly-Clark responded with similar pricing actions. All other diaper manufacturers have been forced to reduce their prices to remain competitive. During 1996, pricing pressures continued due to a shift of volume to mass merchants who aggressively sold multi-packs. These multi-packs sell 10 to15 percent below the convenience count package.

The Company believes that the national branded manufacturers have lower per unit costs and higher margins than the Company, principally due to their higher volume, their ability to achieve greater automation and manufacturing speed due to fewer variations in product and packaging, and their ability to charge higher prices. In addition, the national branded manufacturers have access to substantially greater financial resources than the

Company. As a result, the Company believes that the national branded manufacturers are capable of competing effectively on the basis of price, even in the face of rising raw material prices.

Product quality and innovation have also been a critical basis of competition for the national branded manufacturers. They have substantially larger research and development budgets than the Company and are able to develop product innovations more rapidly than the Company and may thereby gain market share at the Company's expense. The Company estimates that since 1985 the national branded manufacturers have generally introduced a product innovation approximately every 12 months.

Kimberly-Clark has been more active than Procter & Gamble in introducing new products in recent years. Kimberly-Clark was first to market with a disposable training pant product line and an inner-leg gathers feature. Procter & Gamble followed Kimberly-Clark with a training pant product almost five years later. In January 1994, Kimberly-Clark introduced Huggies Supremes, a new line of "super premium" or supreme diapers with Velcro(R) closures instead of tapes and a soft nonwoven outer cover, priced at a 20 percent premium per diaper, and in mid-1995, Kimberly-Clark added a nonwoven backsheet on its Huggies brand diapers. In September 1994, Procter & Gamble introduced a new stretch waist feature on its Pampers brand diaper. In 1996, Kimberly-Clark and Procter & Gamble introduced a breathable diaper.

While in recent years the Company has been able to introduce product enhancements comparable to those introduced by the national branded manufacturers, there can be no assurance that the Company will be able to continue to introduce such product innovations at the pace required to remain competitive with the national branded manufacturers. Producing comparable products could adversely affect the Company's gross margins, and to the extent that the Company is unable to introduce comparable products, it could experience a decline in net sales and net earnings.

Customer service is another area where the national brands are able to compete. The Company believes that each of the national branded manufacturers has an order-delivery cycle that is significantly shorter than the Company's order-delivery cycle. In addition, the national branded manufacturers devote substantially greater financial resources than the Company to providing trade customers with category expertise, customized promotional campaigns and market support. The national branded manufacturers have sophisticated electronic data interchange systems that interface directly with their customers' product information systems. In 1997, the Company will initiate a process improvement and information technology upgrading project to further enhance its customer service capabilities.

Value Segment

The Company competes in the value segment of the market with national value brands and store brand products. The value segment is characterized by excess capacity and vigorous price competition. The Company's largest competitor in the value segment is Procter & Gamble with its Luvs brand. The next largest competitor is Drypers Corp., which consolidated its three regional brands into one national value brand, Drypers, in 1994. Kimberly-Clark produces store brand training pants.

The Company seeks to compete against other value segment manufacturers by emphasizing research and development and maintaining a leading position among value segment competitors in product quality. Smaller competitors of the Company are sometimes able to introduce new product features more quickly than the Company, in part as a result of having fewer diaper machines to convert to new production processes.

COMPETITION-Feminine Care

The principal bases of competition in the feminine care market are price, product quality, product innovation and customer service. The U.S. feminine care market is led by national branded manufacturers including Johnson and Johnson, Inc., Kimberly-Clark, Playtex Products, Inc., Procter & Gamble and Tambrands, Inc. The Company estimates that in 1996, the national branded manufacturers accounted for approximately 90 percent of all U.S. feminine care sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the feminine care market. A privately-held manufacturer is the dominant supplier of store brand feminine care products. The Company does not expect its feminine care business to break even until some time in 1998.

EMPLOYEES

At December 29, 1996, the Company had approximately 1,319 full-time employees, including 1,129 employees located at its five manufacturing facilities.

ENVIRONMENT

The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes or (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills and disposals or other releases of hazardous substances (together, "Environmental Laws").

The Company uses certain substances and generates certain wastes that are regulated by or may be deemed hazardous under applicable Environmental Laws. The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable Environmental Laws. From time to time, however, the Company's operations have resulted or may result in certain noncompliance with applicable requirements. The Company believes, however, that it will not incur compliance or cleanup costs pursuant to applicable Environmental Laws that would have a material effect on the Company's results of operations or financial condition.

The Company monitors Environmental Laws and regulations, as well as pending legislation, in each of the markets in which its products are sold. A number of states have passed or are considering legislation intended to discourage the use of disposable products, including disposable diapers, or to encourage the use of nondisposable or recyclable products. The Company does not believe that any such laws currently in effect will have a material adverse effect on its results of operations or financial condition.

IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including but not limited to: increasing raw material prices; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; new competitors in the market; and patent litigation, are described in the preceding paragraphs. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2:  PROPERTIES

As of December 29, 1996, the Company operated five manufacturing facilities, with plants located in the United States at Macon, Georgia; Harmony, Pennsylvania; Gaffney, South Carolina; and Waco, Texas; and in Canada at Brampton, Ontario. The Company owns four of its manufacturing facilities.

In June 1996, the Company purchased an existing office building and moved its corporate headquarters to Norcross, Georgia.

The following table summarizes the physical properties that were in use by the Company in its operations at December 29, 1996:



                                            APPROXIMATE
                                               SIZE                           NUMBER OF
       LOCATION               USE           (SQ. FEET)     OWNED/LEASED       MACHINES
-----------------------  -------------      -----------    ------------       ---------
Brampton, Ontario        Manufacturing        76,000           Owned              3
Federal Way, Washington  Held for Sale        88,000           Owned             --
Gaffney, South Carolina  Manufacturing       155,000          Leased              4
Harmony, Pennsylvania    Manufacturing       173,000           Owned             10
Macon, Georgia           Manufacturing       308,000           Owned             13
Newnan, Georgia          Held for Lease      222,000          Leased             --
Norcross, Georgia        Headquarters         69,000           Owned             --
Oneonta, New York        Held for Sale        93,000           Owned             --
Porterville, California  Held for Sale        69,000           Owned             --
Waco, Texas              Manufacturing       151,000           Owned              8

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's executive officers:


         NAME           AGE                        POSITION
---------------------  ----  ----------------------------------------------------
Bobby V. Abraham        55   Chief Executive Officer and Chairman of the Board
David W. Cole           48   President and Chief Operating Officer
Alan J. Cyron           44   Executive Vice President and Chief Financial Officer
Catherine O. Hasbrouck  32   Vice President, General Counsel and Secretary

Bobby V. Abraham has been a director and the Chief Executive Officer of the Company since its initial public offering in February 1993, has been Chairman of the Company's Board of Directors since August 1993 and served as the Company's President from its inception until November 1993. Prior to the Company's initial public offering in February 1993, Mr. Abraham had been the President of the Personal Care Products Division of Weyerhaeuser since February 1988. From 1986 until February 1988, Mr. Abraham served as Vice President and General Manager of the Personal Care Products Division of Weyerhaeuser.

David W. Cole has been the President and Chief Operating Officer of the Company since his appointment by the Board of Directors on November 1, 1993. Prior to assuming his current responsibilities, Mr. Cole had since February 1993 served as Executive Vice President and Chief Operating Officer. Prior to the Company's initial public offering in February 1993, Mr. Cole had been Vice President and General Manager of the Personal Care Products Division of Weyerhaeuser from May 1990 to November 1993, and Executive Vice President of Sales from 1989 to 1990. Prior to joining Weyerhaeuser in 1989, Mr. Cole served as Director of Field Sales with Cadbury USA, a division of Cadbury Schweppes PLC, and its successor, Hershey Chocolate Company.

Alan J. Cyron has been the Vice President, Chief Financial Officer and Assistant Secretary of the Company since April 4, 1995, served as its Treasurer from May through July 1995 and was promoted to Executive Vice President on February 28, 1997. Prior to joining the Company, Mr. Cyron served as Managing Director of Chemical Securities, Inc. (January 1992 through March 1995), Managing Director of Chemical Bank (June 1991 to January 1992), and Managing Director of Chemical New York Corp. -- USA, Inc. (June 1981 to June 1991), all subsidiaries of Chemical Banking Corp.

Catherine O. Hasbrouck has been the Vice President, General Counsel and Secretary of the Company since June 3, 1996. Prior to joining the Company, Ms. Hasbrouck practiced law as an associate with the law firms of Troutman Sanders LLP (January 1992 to June 1996) and Winthrop, Stimson, Putnam & Roberts (September 1989 to January 1992).

ITEM 3:  LEGAL PROCEEDINGS

Procter & Gamble filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of Procter & Gamble's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by Procter & Gamble. In March 1996, the District Court granted Procter & Gamble's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, Procter & Gamble filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of Procter & Gamble's motions for summary judgment. The trial has concluded and the parties are engaged in post trial briefing. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If Procter & Gamble were to prevail on its claims, award of all or a substantial amount of the relief requested by Procter & Gamble could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that Procter & Gamble's claims are not well founded.

On October 26, 1995, Kimberly-Clark filed a lawsuit against the company in U.S. District court in Dallas, Texas, alleging infringements by the Company's products of two Kimberly-Clark patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by Kimberly-Clark. In October 1996, Kimberly-Clark filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. The Company intends to vigorously defend its claim. In addition, Kimberly-Clark has notified the Company that it intends to assert against the Company a third Kimberly-Clark patent recently issued by the U.S. Patent and Trademark Office. Trial is scheduled for October 1997. Legal fees and costs in connection with this litigation will be significant. Should Kimberly-Clark prevail on its claims, award of all or a substantial portion of the relief requested by Kimberly-Clark could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by Kimberly-Clark is not applicable to the Company's products.

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

On September 27, 1996 the Company filed a declaratory judgment action against Procter & Gamble in U.S. District Court in Atlanta seeking a ruling from the court that certain patents owned by Procter & Gamble are invalid, unenforceable and not infringed by the Company's feminine care products. Procter & Gamble has responded asserting infringement by the Company's feminine care products of six of the patents listed in the Company's complaint. Discovery has commenced. Based on the advice of patent counsel, the Company believes that its feminine care products do not infringe any valid claim of such patents.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the Procter & Gamble and Kimberly-Clark matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of security holders during the fourth quarter of the 1996 fiscal year.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The response to this item is included on the inner back cover of the Registrant's Annual Report to Stockholders for the year ended December 29, 1996. The required information is hereby incorporated by reference.

ITEM 6:  SELECTED FINANCIAL DATA

The response to this item is included on page 1 of the Registrant's Annual Report to Stockholders for the year ended December 29, 1996. The required information is hereby incorporated by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included on pages 12 through 16 of the Registrant's Annual Report to Stockholders for the year ended December 29, 1996. The required information is hereby incorporated by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 17 through 35 of the Registrant's Annual Report to Stockholders for the year ended December 29, 1996. The required information is hereby incorporated by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the Company's directors appearing under the caption "Election of Director and Director Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 is incorporated by reference into this report. The information as to the Company's executive officers is included in Part I hereof under the caption "Executive Officers" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under the caption "Director Compensation" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997, and the information under the caption "Executive Compensation" in such Proxy Statement relating to executive officers' compensation is incorporated by reference into this report.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 1997 is incorporated by reference into this report.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                   PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

1.    FINANCIAL STATEMENTS.

The Registrant's consolidated financial statements to be included in Part II,
Item 8, are incorporated by reference to the Registrant's 1996 Annual Report to Stockholders, a copy of which is included as an exhibit to this report.

2.    FINANCIAL STATEMENT SCHEDULES

      Report of Independent Public Accountants as to Schedules (see page 14)

               Schedule II:  Valuation and Qualifying Accounts (see page 13)

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.    EXHIBITS


EXHIBIT         DESCRIPTION
-------         ---------------------------------------------------------------------------------------
 3.1           Certificate of Incorporation of Paragon Trade Brands, Inc.(4)
 3.2           By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995(5)
 4.1           Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1).
10.1           Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and
               Paragon(1)
10.2           Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)
10.3           License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)
10.4           Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)
10.5           Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)
10.6           Critical Supply Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)


      10.7*    Stock Option Plan for Non-Employee Directors(1)

      10.8*    Annual Incentive Compensation Plan(1)

      10.9*    1993 Long-Term Incentive Compensation Plan(1)

      10.10*   Employment Agreement, dated as of February 2, 1993, between Paragon and Bobby V. Abraham(1)

      10.11*   Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole(1)

      10.12*   1995 Incentive Compensation Plan(5)

      10.13    Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

      10.13.1  Amendment Agreement, dated December 13, 1996, to Amended and Restated
               Credit Agreement, dated as of February 6, 1996

      10.15    Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts(1)

      10.16    Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical
               Bank, as Rights Agent(3)

      10.17    Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands,
               Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(6)

      10.18**  Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
               Paragon Trade Brands, Inc.(7)

      10.19    Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
               dated as of October 1, 1996

      11       Computation of Per Share Earnings (see Note 13 of Notes to Financial Statements, incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended
               December 29, 1996 and filed with this report)

      13       Annual Report to Stockholders

      21.1     Subsidiaries of the Company(7)

      23.1     Consent of Arthur Andersen LLP

      27       Financial Data Schedule (for SEC use only).

     *Management contract or compensatory plan or arrangement.
    **Confidential treatment has been requested as to a portion of this document.

   (1)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

   (2)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.

   (3)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.

   (4)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

  (5)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995

  (6)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

  (7)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(b) The registrant filed no Reports on form 8-K during the fiscal quarter ended December 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1997.

                                         PARAGON TRADE BRANDS, INC.


                                         By: /s/  BOBBY V. ABRAHAM
                                         -------------------------------------
                                             Bobby V. Abraham
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 28th day of March, 1997.



        /s/  BOBBY V. ABRAHAM
     ----------------------------------------------------
     Bobby V. Abraham
     Chairman and Chief Executive Officer


        /s/  ALAN J. CYRON
     ----------------------------------------------------
     Alan J. Cyron
     Executive Vice President and Chief Financial Officer
       (Principal Financial Officer)


        /s/  GARY M. ARNTS
     ----------------------------------------------------
     Gary M. Arnts
     Vice President and Controller
          (Principal Accounting Officer)


        /s/  ADRIAN D.P. BELLAMY
     ----------------------------------------------------
     Adrian D.P. Bellamy
     Director


        /s/  THOMAS B. BOKLUND
     ----------------------------------------------------
     Thomas B. Boklund
     Director


        /s/  ROBERT L. SCHUYLER
     ----------------------------------------------------
     Robert L. Schuyler
     Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 29, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                 Balance at   Charged  Deductions   Balance at
                                                 Beginning      to        from        End of
Description                                      of Period   Earnings    Reserve      Period
---------------------------------------------    ----------  --------  ----------   ----------
Reserve deducted from related assets:
   Doubtful accounts - accounts receivable

       1996..................................      $5,866    $2,965     $(1,194)      $7,637
                                                   ======    ======     =======       ======
       1995..................................      $5,885    $  958     $  (977)      $5,866
                                                   ======    ======     =======       ======
       1994..................................      $5,357    $3,067     $(2,539)      $5,885
                                                   ======    ======     =======       ======
   Excess and obsolete items - inventories

       1996..................................      $5,051    $6,841     $(4,089)      $7,803
                                                   ======    ======     =======       ======
       1995..................................      $5,830    $6,223     $(7,002)      $5,051
                                                   ======    ======     =======       ======
       1994..................................      $4,476    $5,602     $(4,248)      $5,830
                                                   ======    ======     =======       ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the financial statements included in Paragon Trade Brands, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                      Arthur Andersen LLP


Atlanta, Georgia
February 6, 1997

                                EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------
3.1            Certificate of Incorporation of Paragon Trade Brands, Inc.(4)

3.2            By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995(5)

4.1            Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1).

10.1           Asset Transfer Agreement, dated as of  January 26, 1993, by and between
               Weyerhaeuser and Paragon(1)

10.2           Intellectual Property Agreement, dated as of February 2, 1993, between
               Weyerhaeuser and Paragon(1)

10.3           License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

10.4           Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

10.5 Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

10.6           Critical Supply Agreement, dated as of February 2, 1993, between
               Weyerhaeuser and Paragon(1)

10.7*          Stock Option Plan for Non-Employee Directors(1)

10.8*          Annual Incentive Compensation Plan(1)

10.9*          1993 Long-Term Incentive Compensation Plan(1)

10.10*         Employment Agreement, dated as of February 2, 1993, between Paragon and
               Bobby V. Abraham(1)

10.11*         Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole(1)

10.12*         1995 Incentive Compensation Plan(5)

10.13          Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

10.13.1        Amendment Agreement, dated December 13, 1996, to Amended and Restated
               Credit Agreement, dated as of February 6, 1996

10.14          Revolving Canadian Credit Facility and Parent Guarantee(2)

10.15          Indemnification Agreements, dated as of February 2, 1993, between
               Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts(1)

10.16          Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc.
               and Chemical Bank, as Rights Agent(3)


10.17          Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade
               Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(6)

10.18**        Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
               Corporation and Paragon Trade Brands, Inc.(7)

10.19          Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
               dated as of October 1, 1996

11             Computation of Per Share Earnings (see Note 13 of Notes to Financial Statements, incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended
               December 29, 1996 and filed with this report)

13             Annual Report to Stockholders

21.1           Subsidiaries of the Company(7)

23.1           Consent of Arthur Andersen LLP

27             Financial Data Schedule (for SEC use only).


 *Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(2)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.

(3)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.

(4)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

(5)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995

(6)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(7)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.