Form 10-Q
period 1997-03-30
PARAGON TRADE BRANDS INC
filed 1997-05-13
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the thirteen week period ended March 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------------

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 91-1554663
              --------                                 ----------
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

                             180 Technology Parkway
                            Norcross, Georgia   30092
                            -------------------------
                     (Address of principal executive offices)


                                 (770) 300-4000
                (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,927,968 shares ($.01 par value) as of March 30, 1997.


                                                                    Page 1 of 26
                                                        Exhibit Index on Page 24

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                 FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 30, 1997



                                                                      Page No.
                                                                      --------

                      PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
                 Consolidated Statements of Operations                   3
                 Consolidated Balance Sheets                             4
                 Consolidated Statements of Changes in
                 Shareholders' Equity                                    5
                 Consolidated Statements of Cash Flows                   6
                 Notes to Financial Statements                         7-15

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         16-19

                        PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                            20
Item 2.    Changes in Securities                                (not applicable)
Item 3     Defaults in Senior Securities                        (not applicable)
Item 4.    Submission of Matters to a Vote of Security Holders  (not applicable)
Item 5.    Other Information                                    (not applicable)
Item 6.    Exhibits and Reports on Form 8-K                            21-22

           Signature Page                                               23

           Exhibit Index                                               24-25

           Exhibits                                                     26

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 1)


                                                    Thirteen Weeks Ended
                                                    --------------------
                                           March 30, 1997         March 31, 1996
                                           --------------         --------------
Sales, net of discounts and allowances      $ 135,685               $137,214
Cost of Sales........................         107,847                112,761
                                         ------------           ------------
Gross Profit.........................          27,838                 24,453
Selling, general and administrative
      expense........................          20,441                 23,954
Research and development expense.....             924                    931
                                         ------------           ------------
Operating profit (loss)..............           6,473                   (432)
Equity in earnings of unconsolidated
      subsidiary.....................              59                     92
Interest Expense.....................             881                    814
Other income.........................             446                    130
                                         ------------           ------------
Earnings (loss) before income taxes..           6,097                (1,024)
Provision for (benefit from) income
      taxes..........................           2,295                  (424)
                                         ------------           ------------
Net earnings (loss)..................       $   3,802               $  (600)
                                         ============           ============


Primary earnings (loss) per common
      share..........................       $     .32               $  (.05)
                                         ============           ============
Dividends paid.......................       $       -               $     -
                                         ============           ============
















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (NOTE 1)



                                          March 30, 1997       December 29, 1996
                                          --------------       -----------------
ASSETS
Cash and short-term investments......         $   3,622              $   8,297
Receivables..........................            43,355                 56,888
Inventories..........................            48,148                 44,055
Current portion of deferred income
      taxes..........................            11,078                 10,575
Prepaid expenses.....................             1,592                    957
                                        ---------------        ---------------
      Total current assets...........           107,795                120,772
Property and equipment...............           114,960                116,338
Construction in progress.............            18,901                 10,117
Assets held for sale.................            13,857                 14,421
Patents and trademarks...............               549                    676
Deferred income taxes................            25,066                 26,293
Investment in unconsolidated
      subsidiary, at cost............            16,531                 16,531
Investment in and advances to
      unconsolidated subsidiary, at
      equity.........................            33,377                 29,484
Goodwill.............................            36,179                 36,658
Other assets.........................             1,606                  1,800
                                        ---------------        ---------------
      Total assets...................         $ 368,821              $ 373,090
                                        ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings................         $   4,700              $       -
Checks issued but not cleared........             7,973                 10,233
Accounts payable.....................            43,487                 37,067
Accrued liabilities..................            28,501                 38,495
                                        ---------------        ---------------
      Total current liabilities......            84,661                 85,795
Long-term debt.......................            60,000                 70,000
Deferred income taxes................             2,226                  2,260
Other long-term liabilities..........               537                    330
                                        ---------------        ---------------
      Total liabilities..............           147,424                158,385

Commitments and contingencies
      (Notes 9 and 12)
Shareholders' equity.................
Preferred stock:  Authorized
      10,000,000 shares, no shares
      issued, $.01 par value.........                 -                      -
Common stock: Authorized 25,000,000
      shares, issued 11,927,968 and
      11,889,386 shares,
      $.01 par value.................               123                    123
Capital surplus......................           144,241                143,205
Foreign currency translation
      adjustment.......................            (702)                  (614)
Retained earnings....................            88,143                 84,341
Less:  Treasury stock, 409,259 and
      208,636 shares, at cost........           (10,408)               (12,350)
                                        ----------------       ----------------
      Total shareholders' equity.....           221,397                214,705
                                        ---------------        ---------------
      Total liabilities and                   $ 368,821             $  373,090
            shareholders' equity.....   ===============        ===============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                    (NOTE 1)



                                                   Foreign
                              Common     Capital   Currency   Retained  Treasury
                               Stock     Surplus  Translation Earnings    Stock
                               -----     -------  ----------- --------    -----

BALANCE, December 29, 1996    $ 123     $ 143,205   $(614)    $84,341  $(12,350)
      Net earnings.......         -             -       -       3,802         -
      Issue common stock.         -         1,036       -           -     1,942
      Translation
          adjustment.....         -             -     (88)          -         -
                            -------     --------- --------   --------  ---------
BALANCE, March 30, 1997..     $ 123     $ 144,241   $(702)    $88,143  $(10,408)
                            =======     ========= ========   ========  =========






































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)



                                                    Thirteen Weeks Ended
                                                    --------------------
                                            March 30, 1997        March 31, 1996
                                            --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).................          $   3,802              $    (600)
Non-cash charges (benefits) to
      earnings:
      Depreciation and amortization..             7,957                 11,089
      Deferred income taxes..........               690                 (3,370)
Changes in working capital:
      Accounts receivable............            14,333                 (4,346)
      Inventories and prepaid
           expenses..................            (4,728)                 7,960
      Accounts payable...............             6,420                 (3,772)
      Checks issued but not cleared..            (2,260)                (1,514)
      Accrued liabilities............            (7,195)                 8,360
Other................................                38                 (1,342)
                                        ---------------        ----------------
      Net cash provided by operating
            activities...............            19,057                 12,465
                                        ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and
      equipment......................           (15,832)               (14,160)
Proceeds from sale of property and
      equipment......................               809                     12
Acquire assets - Pope & Talbot
      Disposable Diaper Business.....                 -                (55,319)
Investment in Grupo P.I. Mabe, S.A.
      de C.V.........................                 -                (16,523)
Investment in and advances to
      unconsolidated subsidiary, at
      equity.........................            (3,500)                     -
Other................................               (88)                  (871)
                                        ----------------       ----------------
      Net cash used by investing
            activities...............           (18,611)               (86,861)
                                        ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in short-term
            borrowings...............             4,700                 18,285
      Proceeds from U.S. bank credit
            facility.................                 -                 55,000
      Repayments of U.S. bank credit
            facility.................           (10,000)                     -
      Sale of common stock...........               179                      -
                                        ---------------        ---------------
      Net cash provided (used) by
            financing activities.....            (5,121)                73,285
                                        ----------------       ---------------

NET INCREASE (DECREASE) IN CASH......            (4,675)                (1,111)
Cash at beginning of period..........             8,297                 11,890
                                        ---------------        ---------------
Cash at end of period................         $   3,622              $  10,779
                                        ===============        ===============

Cash paid (refunded)during the period
      for:

      Interest, net of amounts
             capitalized.............         $     873              $     976
                                        ===============        ===============
      Income taxes...................         $  (5,553)             $     317
                                        ================       ===============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 30, 1997 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE FIGURES)



NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. ("Paragon" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated.

The accompanying consolidated balance sheet as of December 29, 1996, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments, with the exception of the costs associated with the Pope & Talbot, Inc. ("P&T") integration and the relocation of the Company's corporate offices to Atlanta, are of a normal recurring nature. The charge for the P&T integration and relocation of the corporate offices for the thirteen week period ending March 30, 1996 was $5.8 million, net of the effect of income taxes. The results of operations for the thirteen week period ending March 30, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

CASH AND SHORT-TERM INVESTMENTS

For purposes of cash flow reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (LIFO) method is used to cost domestic pulp and finished goods inventories. The first-in, first-out
(FIFO) method is used to cost all other inventories. Had the FIFO method been used to cost the domestic pulp and finished goods inventory the amounts at which they are stated would have been $494 and $602 greater at March 30, 1997 and December 29, 1996, respectively.

INVESTMENTS

The Company owns a 15% interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") and related companies. The investment is carried at cost in the accompanying balance sheet.

The Company also owns a 49% interest in Paragon-Mabesa International, S.A. de C.V. ("PMI"). The investment is accounted for using the equity method.

There were no dividend distributions to the Company from Mabesa or PMI for the thirteen week periods ended March 30, 1997 and March 31, 1996.

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


REALIZATION OF LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of its long-lived assets, including goodwill, in relation to their operating performance and future undiscounted cash flow. The Company adjusts the carrying amounts of the assets or goodwill if the unamortized balance exceeds the estimate of future cash flows.

GOODWILL

On February 8, 1996, the Company completed the purchase of substantially all of the assets of the P&T disposable diaper business. Goodwill represents the excess of the cost of these assets over their estimated fair value at the date of acquisition and is amortized on a straight line basis over 20 years.
Amortization expense for the thirteen week periods ended March 30, 1997 and March 31, 1996 was $480 and $200, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of its financial instruments approximate their carrying value. As such, no separate disclosure of fair value is made.

FOREIGN CURRENCY

Non-U.S.   assets  and  liabilities  are  translated  into  U.S.  dollars  using period-end exchange rates. Revenues and expenses are translated at average rates during the period.

NONCASH TRANSACTIONS

During the thirteen week periods ended March 30, 1997 and March 31, 1996, the Company issued 166,343 and 62,843 shares of Common Stock, respectively, to key management and employees through the Company's 1995 Incentive Compensation Plan, its Profit Sharing and Savings Plan, and its 1996 Non-officer Employee Incentive Compensation Plan (see Note 8). The balance sheet effect of issuing these shares of Common Stock at March 30, 1997 and March 31, 1996 was a decrease in accrued liabilities of $2,798 and $1,538, respectively, and an increase in equity by an equal amount without the use of cash.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years and interim periods ending after December 15, 1997. The adoption of this statement will not have a significant impact on the Company's results of operations. The Company's historical primary earnings per share calculations are equivalent to the basic earnings per share calculations called for by SFAS 128.

NOTE 2:  RECEIVABLES
Receivables consist of the following:
                                           March 30, 1997      December 29, 1996
                                         ----------------      -----------------
Accounts receivable-trade............         $  44,731              $  51,634
Other receivables....................             6,236                 12,891
                                        ---------------        ---------------
                                                 50,967                 64,525
Less:  allowance for doubtful
     accounts........................            (7,612)                (7,637)
                                        ----------------       ----------------

Net receivables......................         $  43,355              $  56,888
                                        ===============        ===============

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3:  INVENTORIES

Inventories consist of the following:
                                            March 30, 1997     December 29, 1996
                                            --------------     -----------------
LIFO:
      Raw materials - pulp...........           $    445              $    407
      Finished goods.................             27,940                21,090

FIFO:
      Raw materials - other..........              8,227                 9,131
      Materials and supplies.........             19,029                21,230
                                         ---------------       ---------------
                                                  55,641                51,858
      Reserve for excess and
          obsolete items.............             (7,493)               (7,803)
                                         ----------------      ----------------

Net inventories......................           $ 48,148              $ 44,055
                                         ================      ================

NOTE 4:  INCOME TAXES

Provision for (benefit from) income taxes includes the following:

                                                Thirteen Weeks Ended
                                                --------------------
                                        March 30, 1997        March 31, 1996
                                        --------------        --------------
Federal:
      Current........................        $  1,053             $   1,555
      Deferred.......................             613                (2,626)
                                         ------------          -------------
                                                1,666                (1,071)
                                         ------------          ------------
State:
      Current........................             145                   479
      Deferred.......................             112                  (744)
                                         ------------          -------------
                                                  257                  (265)
                                         ------------          -------------
Foreign:
      Current........................             406                   912
      Deferred.......................             (34)                    -
                                         -------------         ------------
                                                  372                   912
                                         ------------          ------------

                                              $ 2,295             $    (424)
                                         ============          =============

Income tax provisions for interim periods are based on the current best estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate reflects anticipated tax credits, foreign taxes and other tax planning alternatives.

For the thirteen week periods ended March 30, 1997 and March 31, 1996, provision for (benefit from) income taxes as a percentage of earnings before income taxes is greater than the 35 percent federal statutory rate due principally to the effect of state income taxes.

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Net deferred income taxes are attributable to the following temporary differences:

                                         March 30, 1997       December 29, 1996
                                         --------------       -----------------

Intangible assets....................       $  (2,226)              $  (2,260)
                                         -------------         ---------------
      Deferred tax liabilities.......          (2,226)                 (2,260)
                                         -------------         ---------------

Depreciation/amortization............          11,745                  11,151
Goodwill.............................           8,737                  10,851
Reserves not currently deductible....          11,117                  10,503
Package design costs.................           1,908                   1,970
Land.................................             401                     407
All other, net.......................           2,519                   2,267
                                         ------------          --------------
      Deferred tax assets............          36,427                  37,149
                                         ------------          --------------
Deferred tax assets valuation
      allowance......................            (283)                   (281)
                                         -------------         ---------------
      Total deferred taxes, net......       $  33,918               $  34,608
                                         ============          ==============


NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                         March 30, 1997       December 29, 1996
                                         --------------       -----------------

Land  ...............................         $  3,755            $  3,757
Buildings and improvements...........           36,691              36,702
Machinery and equipment..............          236,130             229,289
                                         -------------        ------------
                                               276,576             269,748
Less:  allowance for depreciation....         (161,616)           (153,410)
                                         ---------------      -------------
Net property and equipment...........         $114,960            $116,338
                                         ===============      =============


NOTE 6:  ACCRUED LIABILITIES

Accrued liabilities are as follows:
                                         March 30, 1997       December 29, 1996
                                         --------------       -----------------
Payroll-related......................         $   8,346            $ 14,975
Coupons outstanding..................             6,137               6,230
Integration/relocation reserves......             5,634               5,943
Income taxes payable-current ........               763               1,327
Other................................             7,621              10,020
                                         --------------        ------------
                                              $  28,501            $ 38,495
                                         ==============        ============

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7:  NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding for each of the thirteen week periods ending March 30, 1997 and March 31, 1996. For the thirteen week period ended March 31, 1996, the calculation assumes that shares issued to P&T, pursuant to the purchase of P&T's disposable diaper business assets, were issued and outstanding as of February 8, 1996.

                                                      Thirteen Weeks Ended
                                                      --------------------
                                             March 30, 1997       March 31, 1996
                                             --------------       --------------
Primary
      Net earnings (loss)............            $    3,802           $    (600)

      Weighted average common and
      common equivalent shares
      outstanding (000's)............                11,818              11,892

      Net earnings (loss)
           per common share..........            $      .32           $    (.05)


Fully diluted
      Net earnings (loss)............            $    3,802           $    (600)

      Weighted average common and
      common equivalent shares
      outstanding (000's)............                11,920              11,892

      Net earnings (loss) per
           common share fully diluted            $      .32           $    (.05)



This calculation is submitted in accordance with Regulation S-K item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15, because it results in dilution of less than 3 percent.

NOTE 8:  PENSION, LONG-TERM INCENTIVE AND PROFIT SHARING PLANS, INCLUDING 401(K)

The Company's Long-Term Incentive Plan ("LTIC Plan") and its 1995 Incentive Compensation Plan ("1995 Plan") are administered by the Compensation Committee of the Board of Directors. In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The LTIC, 1995 and 1996 Plans are designed to link management rewards with long-term interests of Paragon's shareholders. Currently, long-term incentives are provided through grants of stock options, Stock Appreciation Rights ("SARs") and restricted stock.

In 1997, non-transferrable shares of common stock were purchased at a discounted value by certain members of management through a stock purchase program approved by the board of directors at a discounted value in lieu of a portion or all of such employees' bonuses for service in 1996, at such employees' discretion. In 1996, restricted shares of common stock were issued at discounted value in lieu of all of the cash bonuses for the Chief Executive Officer, President, and Chief Financial Officer for services in 1995. Compensation expense is recorded for the stock grants and discounted amounts. The restricted stock is non-transferable for two years. During the thirteen week period ended March 30, 1997, there were 12,279 shares of common stock issued under the 1996 plan as restricted shares. During the thirteen week periods ended March 30, 1997 and March 31, 1996, there were

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


36,655 and 26,157 shares of common stock issued under the 1995 Plan, as restricted and bonus shares, respectively. There are a maximum of 150,000 and 250,000 shares available for grant under the 1995 Plan and 1996 Plan.

The Company has a maximum of 800,000, 450,000, and 400,000 shares available for grant, as stock options or SARs under the LTIC, 1995 and 1996 Plans, respectively. Stock options are granted to key management at amounts that approximate market value at the date of the grant. Awards vest 25% per year for four years and have a term of 10 years. The Company also has a maximum of 100,000 shares available for grant under the Stock Option Plan for Non-Employee Directors ("Director Plan"). Stock options are awarded to directors at amounts that approximate market value at the date of the grant. Awards vest 100% after one year and have a term of 10 years.

Following is a summary of the status of the 1995, 1996, LTIC and Director Plans during the thirteen week periods ended March 30, 1997 and March 31, 1996.

                                    March 30, 1997            March 31, 1996
                                    --------------            --------------
                                            Weighted                   Weighted
                                            Average                    Average
                              Number of     Exercise     Number of     Exercise
                               Shares        Price        Shares        Price
                               ------        -----        ------        -----
Outstanding, Beginning of
      period..............      735,932      $ 21.00        703,678     $ 20.40
Granted...................       85,000      $ 16.44         73,000     $ 24.89
Exercised.................        8,582      $ 20.94          9,914     $ 21.61
Forfeited.................       10,750      $ 18.77         11,725     $ 19.81
Expired...................            -            -              -           -
                              ---------                   ---------
Outstanding, end of period      801,600      $ 20.55        755,039     $ 20.83
                              =========                   =========

Options exercisable end of      527,684      $ 21.30        358,136     $ 21.76
     period                   =========                   =========



Following is a summary of the status of options granted under the 1995, 1996, LTIC, and Director Plans at March 30, 1997:

                          Outstanding Options              Exercisable Options
                       -------------------------           -------------------
                                Weighted
                                 Average
                                Remaining   Weighted                   Weighted
                               Contractual   Average                    Average
    Gross                         Life      Exercise                   Exercise
 Price Range         Number      (Years)      Price       Number         Price
 -----------         ------      -------      -----       ------         -----
$12.69-$16.44       264,488        8.61     $ 14.47       94,818       $ 13.65
$17.13-$24.38       332,330        6.14     $ 20.24      306,664       $ 20.08
$24.88-$31.13       204,782        7.58     $ 28.88      126,202       $ 30.01
                    -------                              -------
$12.69-$31.13       801,600        7.32     $ 20.55      527,684       $ 21.30

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The following summarizes transactions involving SARs granted to key management during the thirteen week periods ended March 30, 1997 and March 31, 1996:

                                   March 30, 1997                March 31, 1996
                                   --------------                --------------
                                           Average                    Average
                             Number of     Exercise       Number of   Exercise
                                SARs         Price          SARs        Price
                                ----         -----          ----        -----
Outstanding,  beginning  of
     period.................    121,330     $  24.32             -            -
Granted.....................    116,330     $  16.44       101,330      $  24.88
Exercised...................          -            -             -            -
Forfeited...................        750     $  24.88             -            -
                            -----------                -----------
Outstanding, end of period      236,910     $  20.45       101,330      $  24.88

Exercisable, end of period       25,335     $  24.88             -            -

SARs are granted at amounts that approximate market value at the date of the grant. Awards vest 25% per year for four years and have a term of 10 years. Compensation expense is recorded based on the period-ending stock price in relation to the SAR exercise price. Redemption of the SARs when exercised will be in cash.

To further encourage the ownership of common stock by all employees, the Company maintains the PRISM Plan, formerly known as the Profit Sharing and Savings Plan, that offers both profit sharing and 401(k) features. The Company's 1996 and 1995 profit sharing contribution made during the thirteen week periods ended March 30, 1997 and March 31, 1996 consisted of 110,527 and 29,613 shares of common stock, respectively. The Company's 401(k) contributions consisted of 6,882 and 7,073 shares of common stock for the thirteen week periods ended March 30, 1997 and March 31, 1996.

NOTE 9:  LEGAL PROCEEDINGS

The Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded and the parties are engaged in post trial briefing. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. The Company will move to consolidate that action with the pending action. Trial is scheduled for October 1997. Legal

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Related National Labor Relations Board cases have been dismissed. In March 1997, the Court granted the Company's motion for summary judgment with respect to each claim asserted by each of the 12 plaintiffs. The time for the plaintiffs to appeal has now expired.

On September 27, 1996 the Company filed a declaratory judgment action against P&G in U.S. District Court in Atlanta seeking a ruling from the court that certain patents owned by P&G are invalid, unenforceable and not infringed by the Company's feminine care products. P&G responded asserting infringement by the Company's feminine care products of six of the patents listed in the Company's complaint. On April 24, 1997, the Company and P&G announced a joint settlement of this matter. Terms of the settlement are confidential.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or disputes is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

NOTE 10:  BANK CREDIT FACILITIES

At March 30, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available for a term of five years. At March 30, 1997, borrowings under this credit facility totaled $60,000. There were $70,000 in borrowings against this facility at December 29, 1996. Interest is at fixed or floating rates based on the financial institutions' cost of funds. The Company is also required to maintain certain financial covenants under the agreement.

At March 30, 1997, Paragon Trade Brands (Canada) Inc. maintained a $5,000 Cdn revolving term credit facility, guaranteed by the Company, available through October 1997. Paragon Trade Brands (Canada) Inc. had no borrowings under this credit facility at March 30, 1997 and at December 29, 1996. Interest is at fixed or floating rates based on the financial institutions' cost of funds.

The Company also has access to short-term lines of credit on an uncommitted basis with several major banks. At March 30, 1997, the Company had approximately $50,000 in uncommitted lines of credit. There were no borrowings against these lines of credit at December 29, 1996. At March 30, 1997, the Company had borrowings against these lines of $4,700. Borrowings under these lines are reflected as short-term debt in the accompanying balance sheet.

For the thirteen week periods ended March 30, 1997 and March 31, 1996, interest expense, net of amounts capitalized, was $881 and $814, respectively. For the thirteen week period ended March 30, 1997, capitalized interest totaled $308. No interest was capitalized during the thirteen week period ended March 31, 1996. Interest expense includes interest on borrowings, bank commitment fees, and amortization of deferred financing costs.

NOTE 11:  FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At March 30, 1997 and December 29, 1996, the Company did not have any forward contracts outstanding.

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12:  UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

The following pro forma consolidated earnings statement has been prepared to reflect the February 8, 1996 purchase of substantially all of the assets of P&T's disposable diaper business. The purchase price was approximately $63.5 million, consisting of cash of $55.3 million and 387,800 shares of the Company's common stock. The Company also announced plans on February 8, 1996 to close the disposable diaper operations acquired from P&T in Eau Claire, Wisconsin; and the Porterville, California and Shenandoah, Georgia facilities.

The pro forma consolidated earnings statement has been prepared as if the transaction occurred January 1, 1996. Pro forma adjustments reflect increased sales, costs, goodwill amortization, interest on borrowings and the income tax effects of these adjustments for the period of January 1, 1996 to February 7, 1996.

                                          Thirteen Weeks Ended March 31, 1996
                                          -----------------------------------
                                         Paragon    Adjustments      Pro-forma
                                         -------    -----------      ---------
Net Sales............................ $ 137,214    $   11,391(1)   $  148,605
Cost of Sales........................   112,761    $    8,718(1)      121,479
                                      ---------    ----------     -----------
Gross Profit.........................    24,453         2,673          27,126
Selling, general and administrative
      expense........................    23,954           445(2)       24,399
Research and development expense.....       931                           931
                                      ---------    ----------     -----------
Operating profit (loss)..............      (432)        2,228           1,796
Equity in earnings of subsidiary.....        92                            92
Other expense, net...................       684           398(3)        1,082
                                      ---------    ----------     -----------
Earnings (loss) before income taxes..    (1,024)        1,830             806
Provision for (benefit) from income
      taxes..........................      (424)          690(4)          266
                                      ----------   -----------    -----------
Net earnings (loss).................. $    (600)   $    1,140     $       540
                                      ==========   ==========     ===========
Net earnings (loss) per common share. $    (.05)                          .05
Weighted average common shares
      outstanding....................    11,892                        12,021(5)



1 To reflect incremental sales and related costs, including overhead and depreciation, for the period of January 1, 1996 to February 7, 1996.
2  To  reflect  the  incremental  costs  of  goodwill   amortization  and  sales
   commissions during the period of January 1, 1996 to February 7, 1996. Goodwill is being amortized over a 20 year period.
3 To reflect interest on borrowings under the Company's revolving credit facility. The interest is based on the first quarter 1996 average 12 month LIBOR rate plus .75% for the period of January 1, 1996 to February 7, 1996.
4 To provide for the federal, state and local tax effects of the pro forma adjustments described in Notes (1), (2), and (3).
5 Assumes that the 387,800 shares issued for the purchase were issued on January 1, 1996.

                          PART I. FINANCIAL INFORMATION

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                    PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      THIRTEEN WEEKS ENDED MARCH 30, 1997
                COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

Net earnings were $3.8 million in the first quarter of 1997 compared with a net loss of $.6 million in the first quarter of 1996. Included in the results in the first quarter of 1996 were charges of $5.8 million, net of the effect of income taxes, associated with integrating the acquisition of Pope & Talbot, Inc.'s ("P&T") disposable diaper business and costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income in the first quarter of 1996 was $5.1 million. The decrease in profits in the first quarter of 1997 compared to the same period in 1996, excluding these charges, was primarily due to operating losses associated with the feminine care business start-up, continued price pressure in the baby diaper business, inefficiencies associated with the introduction of new baby diaper product innovations and legal costs associated with patent litigation with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C"). See "Legal Proceedings." These negative impacts were partially offset by lower raw material prices, improved unit volume and lower manufacturing overhead in the baby diaper business.

Net earnings per share in the first quarter of 1997 were $.32 compared to a net loss per share of $.05 in the first quarter of 1996. Net earnings per share were $.43 in the first quarter of 1996, excluding the charges for the P&T disposable diaper business integration and the corporate relocation.

The net earnings per share of $.32 in the first quarter of 1997 included a net loss per share of $.28 related to the start-up of the feminine care business. These losses are expected to continue throughout 1997 but should improve on a quarterly basis.

REVENUES

Net sales were $135.7 million in the first quarter of 1997, a 1.1 percent decrease from the $137.2 million reported in the first quarter of 1996. Diaper unit sales increased 1.5 percent to 902 million diapers in the first quarter of 1997 from 889 million diapers in the first quarter of 1996. The increase in volume primarily reflects the full quarter benefit of the P&T acquisition in February 1996. Volume, however, has been negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially the use of multiple packs. Multiple packs represent a package configuration that provides the consumer 2, 3 or 4 times the amount of diapers found in a standard convience count package. Volume has been further impacted by product improvements added by the branded manufacturers. The Company will complete the rollout of an improved product during the third quarter of 1997. Volume may continue to be negatively impacted until the improved product is fully introduced.

Excluding the effect of a favorable product mix, average sales prices during the first quarter of 1997 decreased approximately 8.0 percent compared to the first quarter of 1996. The decrease in prices was primarily due to the increased discounts and promotional allowances, discussed above, and the use of multiple packs by the branded manufacturers and value segment competitors. The negative trend in prices is expected to continue throughout the remainder of 1997, see "Risks and Uncertainties."

COST OF SALES

Cost of sales in the first quarter of 1997 was $107.8 million compared to $112.8 million in the first quarter of 1996, a 4.4 percent decrease. As a percentage of net sales, cost of sales was 79.4 percent in 1997 compared to 82.2 percent in the comparable 1996 period. The first quarter 1996 costs included $3.7 million in charges for costs associated with the integration of the P&T disposable diaper business into the Company's existing business. As a percentage of sales, excluding such charges, cost of sales was 79.5 percent in the first quarter of 1996. Costs were lower in the first quarter of 1997 compared to the same period of 1996 primarily due to lower raw material and packaging costs. Baby diaper manufacturing costs, including depreciation, were also lower in 1997. These lower costs were partially offset by the costs associated with the feminine care business start-up and inefficiencies associated with the new product introductions in the baby diaper business.

Pulp prices were approximately 30 percent lower in the first quarter of 1997 compared to the same period in 1996. Pulp prices, which decreased throughout 1996, appear to have stabilized and are expected to increase modestly during the second half of 1997. Packaging costs, including bags and corrugated boxes, were also lower during the first quarter of 1997 compared to the first quarter of 1996. Other raw material prices were generally at similar price levels in the first quarter of 1997 compared to 1996.

Baby diaper labor costs were slightly higher in the first quarter of 1997 compared to the first quarter of 1996. These higher costs reflect the inefficiencies related to the new product rollout. These inefficiencies should continue during the second quarter of 1997, but should improve during the second half of the year. Baby diaper overhead costs, excluding the charges discussed below, were lower during the first quarter of 1997 compared to the same period in 1996 due to the closure during 1996 of the manufacturing facilities acquired from P&T. Overall labor and overhead costs were higher due to the costs related to the feminine care business startup. During the first quarter of 1996, $1.9 million of charges were incurred to support the integration of the P&T disposable diaper business.

Baby diaper depreciation costs, excluding charges discussed below, were lower in the first quarter of 1997 compared to the same period of 1996. The decrease is partially due to the closure, during 1996, of the acquired P&T facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to product innovations. The decreases in the first quarter of 1997 were partially offset by increased depreciation costs associated with the feminine care business. During the first quarter of 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing Company equipment that was to be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $20.4 million in the first quarter of 1997 compared to $24.0 million in the first quarter of 1996. As a percentage of net sales, these expenses were 15.0 percent in 1997 compared to 17.5 percent for the same period in 1996. Included in the first quarter of 1996 were charges of $5.7 million. These charges included $2.8 million for the corporate headquarters relocation to Atlanta, primarily severance and outplacement, and $2.9 million in costs associated with the integration of the P&T disposable diaper business.

Excluding the charges discussed above, SG&A expenses were $20.4 million in the first quarter of 1997 compared to $18.3 million in the first quarter of 1996. As a percentage of net sales these expenses, excluding the charges, were 15.0 percent in the first quarter of 1997 compared to 13.3 percent in the first quarter of 1996. The increase in costs is attributable to a number of factors. The most significant item was an increase in legal expenses related to the P&G and K-C patent litigation. Legal expenses are expected to continue at higher rates than 1996 throughout 1997. See "Legal Proceedings." Costs were also higher due to increased trade merchandising expenses in response to product introductions and promotional activity by branded and value segment competitors.

Information system costs were higher in the first quarter of 1997 compared to the same period of 1996 and are expected to remain at higher levels for the forseeable future. The Company will begin installation of a new enterprise information system in 1997. These higher SG&A costs, overall, were partially offset by lower bad debt expense and incentive based compensation. Although packaging costs were at similar levels during the first quarter of 1997 and 1996, the costs are expected to rise during the second and third quarters of 1997 as the result of product rollouts and changes in package counts.

RESEARCH AND DEVELOPMENT

Research and development expenses remained at $.9 million in the first quarter of 1997 compared to $.9 million in the first quarter of 1996.

INTEREST EXPENSE

Interest expense was $.9 million in the first quarter of 1997 compared to $.8 million in the first quarter of 1996. The increase resulted from higher average borrowings during the first quarter of 1997 that were partially offset by higher capitalized interest.

OTHER INCOME

Other income was $.4 million in the first quarter of 1997 compared to $.1 million in the first quarter of 1996. The increase in income reflects higher interest income from loans to Paragon-Mabesa International S.A. de C.V. ("PMI"), an unconsolidated subsidiary accounted for on the equity basis.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, cash flow from earnings and non-cash charges to earnings was $12.5 million compared to $7.1 million in the same period in 1996.

During the first quarter of 1997, working capital, exclusive of cash, short-term borrowings, and current deferred taxes, decreased $6.6 million. This was primarily due to a decrease in accounts receivable and an increase in payables that was partially offset by an increase in inventories and a decrease in accrued liabilities.

The decrease in receivables reflects a decrease in overall business activity since the end of the year. The decrease in receivables also reflects the receipt of refundable income taxes during the first quarter. Cash flow was also favorably impacted by $2.8 million as the Company issued treasury stock to settle certain payroll liabilities.

The increase in inventories partially reflects the increase in finished good inventories in anticipation of product rollouts. These inventories are expected to decrease during the second and third quarters. The decrease in accrued liabilities primarily reflects the payment of incentive-based compensation during the first quarter. Accrued liabilities also decreased due to a drop in coupon and promotion-related liabilities.

The cash produced from operations supported capital expenditures of $15.8 million in the first quarter of 1997 compared to $14.2 million in the same period of 1996. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and diaper packaging technology. Capital spending is expected to be approximately $60 million during 1997 and will include further expenditures for packaging technology, a company-wide information system upgrade and the investment of capital to support potential new business initiatives.

The Company has access to an unsecured, revolving bank credit facility of $150 million. The Company has an additional Cdn $5 million revolving credit facility available in Canada. In addition to the revolving credit facilities, the Company has $50 million in uncommitted lines of credit with various banks. Borrowings against these lines bear interest at rates that vary with each lending bank's base and LIBOR interest rates. As of the end of the first quarter there was $60.0 million in debt outstanding against the credit facilities and $4.7 million in debt outstanding under the uncommitted lines of credit. The Company had $3.6 million in cash and short-term investments at the end of the first quarter.

The Company may utilize the credit facilities for expenditures to exercise its option to acquire up to an additional 34% of Grupo P.I. Mabe, S.A. de C.V., to support initiatives to enter the adult incontinence and baby wipes businesses, to enter into other international business ventures or to repurchase stock. The current credit facilities and lines of credit in combination with internally generated funds are anticipated to be adequate to finance these needs.

RISKS AND UNCERTAINTIES

P&G and K-C have recently announced changes to their product and packaging offerings including price increases through lower package counts. The Company is currently implementing product and packaging changes in response to these offerings. The Company expects to incur further costs associated with new product rollouts including manufacturing inefficiencies, packaging design and packaging obsolescence. These costs will be incurred primarily during the second and third quarters of 1997. P&G and K-C have heavily promoted diapers in the multiple pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company will realize lower selling prices and/or lower volumes as a result.

A privately-held manufacturer of feminine sanitary products has entered the store-brand baby diaper business. Although the overall impact is hard to predict, it is likely that the additional competition could lead to lower volumes and selling prices.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years ending after December 15, 1997. The adoption of this statement will not have a significant impact on the Company's results of operations. The Company's historical primary earnings per share calculations are equivalent to the basic earnings per share calculations called for by SFAS 128.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

The Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded and the parties are engaged in post trial briefing. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. The Company will move to consolidate that action with the pending action. Trial is scheduled for October 1997. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

In July 1995, 12 former employees of the Company filed claims in the Court of Common Pleas, Butler County, Pennsylvania alleging discriminatory and/or wrongful discharge related to their termination in the July 1993 restructure of the Company's Harmony, Pennsylvania plant. Related National Labor Relations Board cases have been dismissed. In March 1997, the Court granted the Company's motion for summary judgment with respect to each claim asserted by each of the 12 plaintiffs. The time for the plaintiffs to appeal has now expired.

On September 27, 1996 the Company filed a declaratory judgment action against P&G in U.S. District Court in Atlanta seeking a ruling from the court that certain patents owned by P&G are invalid, unenforceable and not infringed by the Company's feminine care products. P&G responded asserting infringement by the Company's feminine care products of six of the patents listed in the Company's complaint. On April 24, 1997, the Company and P&G announced a joint settlement of this matter. Terms of the settlement are confidential.

The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or disputes is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 3.1     Certificate of Incorporation of Paragon Trade Brands,
                    Inc.(4)

    Exhibit 3.2 By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995(5)

    Exhibit 4.1 Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1)

    Exhibit 10.1 Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and Paragon(1)

    Exhibit 10.2 Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.3 License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.4 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.5 Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

    Exhibit 10.6 Critical Supply Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.7*   Stock Option Plan for Non-Employee Directors(1)

    Exhibit 10.8*   Annual Incentive Compensation Plan(1)

    Exhibit 10.9*   1993 Long-Term Incentive Compensation Plan(1)

    Exhibit 10.10* Employment Agreement, dated as of February 2, 1993, between Paragon and Bobby V. Abraham(1)

    Exhibit 10.11* Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole(1)

    Exhibit 10.12*  1995 Incentive Compensation Plan(5)

    Exhibit 10.13 Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

    Exhibit 10.13.1 Amendment  Agreement,  dated December 13, 1996, to
                    Amended  and  Restated  Credit  Agreement,   dated  as  of
                    February 6, 1996(8)

    Exhibit 10.14   Revolving Canadian Credit Facility and Parent Guarantee(2)

    Exhibit 10.15 Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts(1)

    Exhibit 10.16 Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical Bank, as Rights Agent(3)

    Exhibit 10.17 Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(6)

    Exhibit 10.18** Sales Contract, dated as of January 30, 1996, between
                    Hoechst Celanese Corporation and Paragon Trade Brands,
                    Inc.(7)

    Exhibit 10.19 Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996(8)

    Exhibit 11 Computation of Per Share Earnings (See Note 7 to Financial Statements)

    Exhibit 27      Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed on behalf of the Company during the thirteen week period ended March 30, 1997.



*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.
(1)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.
(2)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.
(3)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.
(4)Incorporated  by reference from Paragon Trade Brands,  Inc.'s Annual
Report on Form 10-K for the fiscal year ended  December 25, 1994.
(5)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995
(6)Incorporated  by reference  from Paragon Trade Brands,  Inc.'s
Current  Report  on Form 8-K,  dated as of  February  8,  1996.
(7)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(8)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PARAGON TRADE BRANDS, INC.



                                    By   /s/ Alan J. Cyron
                                    ------------------------------
                                          Alan J. Cyron
                                          Chief Financial Officer





May 13, 1997

                                  EXHIBIT INDEX


    Exhibit No.     Document
    ----------------------------------------------------------------------

    Exhibit 3.1     Certificate of Incorporation of Paragon Trade Brands,
                    Inc.(4)

    Exhibit 3.2 By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995(5)

    Exhibit 4.1 Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1)

    Exhibit 10.1 Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and Paragon(1)

    Exhibit 10.2 Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.3 License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.4 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.5 Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

    Exhibit 10.6 Critical Supply Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

    Exhibit 10.7*   Stock Option Plan for Non-Employee Directors(1)

    Exhibit 10.8*   Annual Incentive Compensation Plan(1)

    Exhibit 10.9*   1993 Long-Term Incentive Compensation Plan(1)

    Exhibit 10.10* Employment Agreement, dated as of February 2, 1993, between Paragon and Bobby V. Abraham(1)

    Exhibit 10.11* Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole(1)

    Exhibit 10.12*  1995 Incentive Compensation Plan(5)

    Exhibit 10.13 Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

    Exhibit 10.13.1 Amendment  Agreement,  dated December 13, 1996, to
                    Amended  and  Restated  Credit  Agreement,   dated  as  of
                    February 6, 1996(8)

    Exhibit 10.14   Revolving Canadian Credit Facility and Parent Guarantee(2)

    Exhibit 10.15 Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts(1)

    Exhibit 10.16 Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical Bank, as Rights Agent(3)

    Exhibit 10.17 Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(6)

    Exhibit 10.18** Sales Contract, dated as of January 30, 1996, between
                    Hoechst Celanese Corporation and Paragon Trade Brands,
                    Inc.(7)

    Exhibit 10.19 Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996(8)

    Exhibit 11 Computation of Per Share Earnings (See Note 7 to Financial Statements)

    Exhibit 27      Financial Data Schedule (for SEC use only)



 *Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.
(1)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.
(2)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.
(3)Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.
(4)Incorporated  by reference from Paragon Trade Brands,  Inc.'s Annual
Report on Form 10-K for the fiscal year ended  December 25, 1994.
(5)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995
(6)Incorporated  by reference  from Paragon Trade Brands,  Inc.'s
Current  Report  on Form 8-K,  dated as of  February  8,  1996.
(7)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(8)Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.