Form 10-Q
period 1997-06-29
PARAGON TRADE BRANDS INC
filed 1997-08-11
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _____________________

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         91-1554663
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,940,582 shares ($.01 par value) as of June 29, 1997.


                                                                    Page 1 of 24
                                                        Exhibit Index on Page 22

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 29, 1997



                                                                        PAGE NO.
                                                                        --------

                              PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Statements of Operations                            3
            Consolidated Balance Sheets                                      4
            Consolidated Statements of Changes in Shareholders'Equity        5
            Consolidated Statements of Cash Flows                            6
            Notes to Financial Statements                                 7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12-17

                                PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18
Item 2.  Changes in Securities                                 (not applicable)
Item 3   Defaults in Senior Securities                         (not applicable)
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                     (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                                19-20

              Signature Page                                                21

              Exhibit Index                                              22-23

              Exhibits                                                      24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 1)


                                                THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                --------------------                ----------------------
                                            JUNE 29, 1997     JUNE 30, 1996     JUNE 29, 1997   JUNE 30, 1996
                                            -------------     -------------     -------------   -------------
Sales, net of discounts and allowances       $  135,819        $  150,717        $  271,504      $   287,931
Cost of sales.........................          111,890           113,071           219,737          225,832
                                              ---------         ---------         ---------       ----------
Gross profit..........................           23,929            37,646            51,767           62,099
Selling, general and administrative
        expense.......................           17,941            27,218            38,382           51,172
Research and development expense......              982               906             1,906            1,837
                                              ---------         ---------         ---------       ----------
Operating profit......................            5,006             9,522            11,479            9,090
Equity in earnings of unconsolidated
        subsidiary....................                -                49                59              141
Interest expense......................            1,210             1,089             2,091            1,903
Other income..........................              480               146               926              276
                                              ---------         ---------         ---------       ----------
Earnings before income taxes..........            4,276             8,628            10,373            7,604
Provision for income taxes............            1,624             3,260             3,919            2,836
                                              ---------         ---------         ---------       ----------
Net earnings..........................       $    2,652        $    5,368        $    6,454      $     4,768
                                              =========         =========         =========       ==========


Primary earnings per common share.....       $      .22        $      .44        $      .54      $       .40
                                              =========         =========         =========       ==========
Dividends paid........................       $        -        $        -        $        -      $         -
                                              =========         =========         =========       ==========









SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 1)



                                                       JUNE 29, 1997           DECEMBER 29, 1996
                                                       -------------           -----------------
ASSETS
Cash and short-term investments..............           $    5,182                 $    8,297
Receivables..................................               46,181                     56,888
Inventories..................................               45,079                     44,055
Current portion of deferred income taxes.....                9,814                     10,575
Prepaid expenses.............................                2,576                        957
                                                         ---------                  ---------
        Total current assets.................              108,832                    120,772
Property and equipment.......................              117,685                    116,338
Construction in progress.....................               23,481                     10,117
Assets held for sale.........................               13,067                     14,421
Patents and trademarks.......................                  423                        676
Deferred income taxes........................               23,614                     26,293
Investment in unconsolidated subsidiary, at                 16,531                     16,531
        cost.................................
Investment in and advances to unconsolidated
        subsidiary, at equity................               40,295                     29,484
Goodwill.....................................               35,699                     36,658
Other assets.................................                7,390                      1,800
                                                         ---------                  ---------
        Total assets.........................           $  387,017                 $  373,090
                                                         =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings........................           $    6,500                 $        -
Checks issued but not cleared................                8,988                     10,233
Accounts payable.............................               42,160                     37,067
Accrued liabilities..........................               29,251                     38,495
                                                         ---------                  ---------
        Total current liabilities............               86,899                     85,795
Long-term debt...............................               73,000                     70,000
Deferred income taxes........................                2,193                      2,260
Other long-term liabilities..................                  738                        330
                                                         ---------                  ---------
        Total liabilities....................              162,830                    158,385

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock: Authorized 10,000,000 shares,
        no shares issued, $.01 par value.....                    -                          -
Common stock:  Authorized 25,000,000 shares,
        issued 12,339,727 and 12,288,293
        shares, $.01 par value...............                  123                        123
Capital surplus..............................              144,283                    143,205
Foreign currency translation adjustment......                 (763)                      (614)
Retained earnings............................               90,795                     84,341
Less:  Treasury stock, 399,145 and 535,250
       shares, at cost.......................              (10,251)                   (12,350)
                                                         ---------                  ---------
        Total shareholders' equity...........              224,187                    214,705
                                                         ---------                  ---------
        Total liabilities and shareholders'
        equity...............................           $  387,017                 $  373,090
                                                         =========                  =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)


                                                               Foreign
                                      Common     Capital       Currency     Retained      Treasury
                                       Stock     Surplus      Translation   Earnings        Stock
                                       -----     -------      -----------   --------        -----
BALANCE, December 29, 1996....         $ 123    $ 143,205       $ (614)     $ 84,341      $ (12,350)
        Net earnings..........             -            -            -         6,454              -
        Issue common stock....             -        1,078            -             -          2,099
        Translation adjustment             -            -         (149)            -              -
                                       -----    ---------       -------     --------     ----------
BALANCE, June 29, 1997........         $ 123    $ 144,283       $ (763)     $ 90,795     $ (10,251)
                                       =====    =========       =======     ========     ==========






































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)



                                                                  TWENTY-SIX WEEKS ENDED
                                                                  ----------------------
                                                         JUNE 29, 1997              JUNE 30, 1996
                                                         -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..................................            $    6,454                 $    4,768
Non-cash charges (benefits) to earnings:
        Depreciation and amortization..........               16,971                     20,689
        Deferred income taxes..................                3,373                     (7,173)
Changes in working capital:
        Accounts receivable....................               11,507                    (10,550)
        Inventories and prepaid expenses.......               (2,643)                    15,920
        Accounts payable.......................                5,093                        817
        Checks issued but not cleared..........               (1,245)                    (1,735)
        Accrued liabilities....................               (7,567)                    17,191
Other .........................................                 (360)                       268
                                                           ---------                  ---------
        Net cash provided by operating activities             31,583                     40,195
                                                           ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment........              (29,650)                   (27,149)
Proceeds from sale of property and equipment...                  875                         41
Acquired assets - Pope & Talbot Disposable
        Diaper Business........................                    -                    (57,205)
Investment in Grupo P.I. Mabe, S.A. de C.V.....                    -                    (15,908)
Investment in and advances to unconsolidated
        subsidiary, at equity..................              (10,149)                    (3,885)
Other .........................................               (5,485)                      (850)
                                                           ---------                  ---------
        Net cash used by investing activities..              (44,409)                  (104,956)
                                                           ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings..........                6,500                      9,113
Proceeds from U.S. bank credit facility........               15,000                     55,000
Repayments of U.S. bank credit facility........              (12,000)                    (5,000)
Sale of common stock...........................                  211                          -
                                                           ---------                  ---------
        Net cash provided by financing
             activities........................                9,711                     59,113
                                                           ---------                  ---------
NET INCREASE (DECREASE) IN CASH................               (3,115)                    (5,648)
Cash at beginning of period....................                8,297                     11,890
                                                           ---------                  ---------
Cash at end of period..........................           $    5,182                 $    6,242
                                                           =========                  =========

Cash paid (refunded) during the period for:
        Interest, net of amounts capitalized...           $    1,735                 $    2,088
                                                           =========                  =========
        Income taxes...........................           $   (2,528)                $    7,407
                                                           =========                  =========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                     ENDED JUNE 29, 1997 AND JUNE 30, 1996
        (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE FIGURES)



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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments, with the exception of the costs associated with the Pope & Talbot, Inc. ("P&T") integration and the relocation of the Company's corporate offices to Atlanta, are of a normal recurring nature. The charge for the P&T integration and relocation of the corporate offices for the twenty-six week period ending June 30, 1996 was $8.3 million, net of the effect of income taxes. The results of operations for the twenty-six week period ending June 29, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a significant impact on the Company's results of operations.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2:  RECEIVABLES
Receivables consist of the following:
                                                    JUNE 29, 1997              DECEMBER 29, 1996
                                                    -------------              -----------------
 Accounts receivable-trade....................       $    46,960                  $   51,634
 Other receivables............................             6,413                      12,891
                                                      ----------                   ---------
                                                          53,373                      64,525
 Less:  allowance for doubtful accounts.......            (7,192)                     (7,637)
                                                      ----------                   ---------

 Net receivables..............................       $    46,181                  $   56,888
                                                      ==========                   =========


NOTE 3:  INVENTORIES
Inventories consist of the following:
                                                    JUNE 29, 1997              DECEMBER 29, 1996
                                                    -------------              -----------------
 LIFO:
         Raw materials - pulp.................       $     297                    $      407
         Finished goods.......................          24,188                        21,090

 FIFO:
         Raw materials - other................           8,869                         9,131
         Materials and supplies...............          19,563                        21,230
                                                      --------                     ---------
                                                        52,917                        51,858

         Reserve for excess and
             obsolete items...................          (7,838)                       (7,803)
                                                      --------                     ---------
 Net inventories..............................       $  45,079                    $   44,055
                                                      ========                     =========


NOTE 4:  ACCRUED LIABILITIES

Accrued liabilities are as follows:
                                                    JUNE 29, 1997              DECEMBER 29, 1996
                                                    -------------              -----------------
 Payroll-related..............................       $   9,924                    $   14,975
 Coupons outstanding..........................           4,922                         6,230
 Integration/relocation reserves..............           4,243                         5,943
 Income taxes payable-current ................               -                         1,327
 Other .......................................          10,162                        10,020
                                                      --------                     ---------
                                                     $  29,251                    $   38,495
                                                      ========                     =========

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5:  NET EARNINGS PER COMMON SHARE

Net earnings per common share is based on the weighted average number of common and common equivalent shares outstanding for each of the thirteen and twenty-six week periods ending June 29, 1997 and June 30, 1996. For the twenty-six week period ended June 30, 1996, the calculation assumes that shares issued to P&T, pursuant to the purchase of P&T's disposable diaper business assets, were issued and outstanding as of February 8, 1996.


                                              THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                              --------------------               ----------------------
                                        JUNE 29, 1997     JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996
                                        -------------     -------------     -------------     -------------
PRIMARY
-------
     Net earnings..................      $    2,652        $    5,368         $    6,454        $   4,768

     Weighted average common and
     common equivalent
     shares outstanding (000's)....          11,935            12,087             11,877           11,984

     Net earnings per common
     share.........................      $     .22         $      .44         $      .54        $     .40


FULLY DILUTED
-------------
     Net earnings..................      $    2,652        $    5,368         $    6,454        $   4,768

     Weighted average common and
     common equivalent
     shares outstanding (000's)....          11,976            12,204             11,947           12,108

     Net earnings per
     common share fully diluted....      $      .22        $      .44         $      .54        $     .39


This calculation is submitted in accordance with Regulation S-K item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15, because it results in dilution of less than 3 percent.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6:  LEGAL PROCEEDINGS

The Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded, the parties have completed post-trial briefing and closing arguments are scheduled for October 22, 1997. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court intends to appoint a special master to rule on the various pending motions. A trial date has not been set. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

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

NOTE 7:  FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At June 29, 1997 and December 29, 1996, the Company did not have any forward contracts outstanding.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8:  UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

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


                                                       TWENTY-SIX WEEKS ENDED JUNE 30, 1996
                                                       ------------------------------------
                                                   PARAGON         ADJUSTMENTS         PRO-FORMA
                                                   -------         -----------         ---------

 Net sales...................................    $  287,931        $  11,391 1       $   299,322
 Cost of sales...............................       225,832        $   8,718 1           234,550
                                                  ---------         --------          ----------
 Gross profit................................        62,099            2,673              64,772
 Selling, general and administrative expense.        51,172              445 2            51,617
 Research and development expense............         1,837                                1,837
                                                  ---------         --------          ----------
 Operating profit ...........................         9,090            2,228              11,318
 Equity in earnings of subsidiary............           141                                  141
 Other expense, net..........................         1,627              398 3             2,025
                                                  ---------         --------          ----------
 Earnings before income taxes................         7,604            1,830               9,434
 Provision for income taxes..................         2,836              690 4             3,526
                                                  ---------         --------          ----------

 Net earnings................................    $    4,768        $   1,140         $     5,908
                                                  =========         ========          ==========
 Net earnings per common share...............    $      .40                          $       .49
 Weighted average common shares outstanding..        11,984                               12,049 5



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


                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED JUNE 29, 1997
                 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

Net earnings were $2.7 million in the second quarter of 1997 compared with net earnings of $5.4 million in the second quarter of 1996. Included in the results in the second quarter of 1996 were charges of $2.6 million, net of the effect of income taxes, associated with costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income in the second quarter of 1996 was $8.0 million. The decrease in profits in the second quarter of 1997 compared to the same period in 1996, excluding these charges, was primarily due to continued price pressure in the baby diaper business, operating losses associated with the feminine care business start-up, decreased unit volume, inefficiencies and packaging artwork associated with the introduction of new baby diaper product innovations and legal costs associated with patent litigation with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C"). See "Legal Proceedings." These negative impacts were partially offset by decreased trade merchandising expenses, lower packaging prices and lower manufacturing overhead in the baby diaper business.

Net earnings per share in the second quarter of 1997 were $.22 compared to net earnings per share of $.44 in the second quarter of 1996. Net earnings per share were $.65 in the second quarter of 1996, excluding the relocation charges.

The net earnings per share of $.22 in the second quarter of 1997 included a net loss per share of $.18 related to the start-up of the feminine care and adult businesses. These losses are expected to continue at similar rates throughout 1997.

REVENUES

Net sales were $135.8 million in the second quarter of 1997, a 9.9 percent decrease from the $150.7 million reported in the second quarter of 1996. Diaper unit sales decreased 7.0 percent to 902 million diapers in the second quarter of 1997 from 970 million diapers in the second quarter of 1996. Volume has been negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially through the use of multiple packs. Multiple packs represent a package configuration that provides the consumer 2, 3 or 4 times the amount of diapers found in a standard convenience count package. Volume has been further impacted by product improvements added by the branded manufacturers. The Company will complete the rollout of an improved product during the third quarter of 1997 which should increase the competitiveness of the Company's products. Volume may continue to be negatively impacted until the improved product is fully introduced.

Excluding the effect of a favorable product mix, average sales prices during the second quarter of 1997 decreased approximately 7.0 percent compared to the second quarter of 1996. The decrease in prices was primarily due to the increased discounts and promotional allowances, discussed above, the use of multiple packs by the branded manufacturers and value segment competitors and the entrance of a new competitor to the store brand diaper business. The negative trend in prices is expected to continue throughout the remainder of 1997. See "Risks and Uncertainties."

COST OF SALES

Cost of sales in the second quarter of 1997 was $111.9 million compared to $113.1 million in the second quarter of 1996, a 1.1 percent decrease. As a percentage of net sales, cost of sales was 82.4 percent in 1997 compared to
75.0 percent in the comparable 1996 period. Costs, as a percentage of sales, were higher in the second quarter of 1997 compared to the same period of 1996 primarily due to costs associated with the feminine care business start-up, increased pulp prices, a higher cost product mix and higher costs associated with the baby diaper product introduction, including start-up inefficiencies and added product design costs. These higher costs were partially offset by lower packaging costs and baby diaper manufacturing overhead costs, including depreciation.

Pulp prices were approximately 9 percent higher in the second quarter of 1997 compared to the same period in 1996. Pulp prices, which decreased throughout 1996 have started to increase and are expected to increase during the second half of 1997. Other raw material prices were generally at similar price levels in the second quarter of 1997 compared to 1996. Packaging costs, including bags and corrugated boxes, were lower during the second quarter of 1997 compared to the second quarter of 1996.

Baby diaper labor costs were slightly higher in the second quarter of 1997 compared to the second quarter of 1996. These higher costs reflect the inefficiencies related to the new product rollout. These inefficiencies should improve during the second half of the year. Baby diaper overhead costs were lower during the second quarter of 1997 compared to the same period in 1996 due to the closure during 1996 of the manufacturing facilities acquired from P&T. Overall labor and overhead costs were higher in the second quarter of 1997 due to the costs related to the feminine care business startup.

Baby diaper depreciation costs were lower in the second quarter of 1997 compared to the same period of 1996. The decrease is partially due to the closure, during 1996, of the acquired P&T facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. The decrease in baby diaper depreciation during the second quarter of 1997 was partially offset by increased depreciation costs associated with the feminine care business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $17.9 million in the second quarter of 1997 compared to $27.2 million in the second quarter of 1996. As a percentage of net sales, these expenses were 13.2 percent in 1997 compared to 18.1 percent for the same period in 1996. Included in the second quarter of 1996 were charges of $4.0 million primarily for the headquarters relocation to Atlanta.

Excluding the charges discussed above, SG&A expenses were $17.9 million in the second quarter of 1997 compared to $23.2 million in the second quarter of 1996. As a percentage of net sales these expenses, excluding the charges, were 13.2 percent in the second quarter of 1997 compared to 15.4 percent in the second quarter of 1996. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses and incentive-based compensation. These lower costs were partially offset by increased legal expenses, packaging artwork and design costs, and information system costs. The lower trade merchandising expenses are primarily related to a decrease in coupon-related expenses. These trade merchandising expenses, however, are expected to increase during the remainder of 1997 in conjunction with new product introductions.

The increase in legal expenses is related to the P&G and K-C patent litigation. Legal expenses are expected to continue at higher rates than 1996 throughout 1997. See "Legal Proceedings." Information system costs were higher in the second quarter of 1997 compared to the same period of 1996 and are expected to remain at higher levels for the foreseeable future. The Company will begin installation of a new enterprise information system in 1997. Packaging artwork and design costs were higher during the second quarter of 1997 compared to the same period of 1996 as a result of product rollouts and changes in package counts. These higher packaging costs are expected to continue during the third quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses were at $1.0 million in the second quarter of 1997 compared to $.9 million in the second quarter of 1996.

INTEREST EXPENSE

Interest expense was $1.2 million in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996. The increase resulted from higher average borrowings during the second quarter of 1997 that were partially offset by higher capitalized interest.

OTHER INCOME

Other income was $.5 million in the second quarter of 1997 compared to $.1 million in the second quarter of 1996. The increase in income reflects higher interest income from loans to Paragon-Mabesa International, S.A. de C.V. ("PMI"), an unconsolidated subsidiary accounted for on the equity basis.


                      TWENTY-SIX WEEKS ENDED JUNE 29, 1997
                COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

Net earnings were $6.5 million in the first half of 1997 compared with net earnings of $4.8 million in the first half of 1996. Included in the results in the first half of 1996 were charges of $8.3 million, net of the effect of income taxes, associated with integrating the acquisition of Pope & Talbot, Inc.'s ("P&T") disposable diaper business and costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income in the first half of 1996 was $13.1 million. The decrease in profits in the first half of 1997 compared to the same period in 1996, excluding these charges, was primarily due to operating losses associated with the feminine care business start-up, continued price pressure in the baby diaper business, lower unit volumes, inefficiencies associated with the introduction of new baby diaper product innovations and legal costs associated with patent litigation with P&G and K-C. See "Legal Proceedings." These negative impacts were partially offset by lower raw material prices, lower trade merchandising expenses and lower manufacturing overhead in the baby diaper business.

Net earnings per share in the first half of 1997 were $.54 compared to net earnings per share of $.40 in the first half of 1996. Net earnings per share were $1.08 in the first half of 1996, excluding the charges for the P&T disposable diaper business integration and the corporate relocation.

The net earnings per share of $.54 in the first half of 1997 included a net loss per share of $.48 related to the start-up of the feminine care and adult businesses. These losses are expected to continue at similar rates throughout 1997.

REVENUES

Net sales were $271.5 million in the first half of 1997, a 5.7 percent decrease from the $287.9 million reported in the first half of 1996. Diaper unit sales decreased 3.0 percent to 1,804 million diapers in the first half of 1997 from 1,859 million diapers in the first half of 1996. Volume has been negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially the use of multiple packs. Volume has been further impacted by product improvements added by the branded manufacturers. The Company will complete the rollout of an improved product during the third quarter of 1997 which should increase the competitiveness of the Company's products. Volume may continue to be negatively impacted until the improved product is fully introduced.

Excluding the effect of a favorable product mix, average sales prices during the first half of 1997 decreased approximately 7.5 percent compared to the first half of 1996. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above, the use of multiple packs by the branded manufacturers and value segment competitors and the entrance of a new competitor to the store brand diaper business. The negative trend in prices is expected to continue throughout the remainder of 1997. See "Risks and Uncertainties."

COST OF SALES

Cost  of  sales  in  the  first  half  of  1997 was $219.7  million  compared to
$225.8 million in the first half of 1996, a 2.7 percent decrease. As a percentage of net sales, cost of sales was 80.9 percent in 1997 compared to
78.4 percent in the comparable 1996 period. The first half 1996 costs included $3.8 million in charges for costs associated with the integration of the P&T disposable diaper business into the Company's existing business. As a percentage of sales, excluding such charges, cost of sales was 77.1 percent in the first half of 1996. Costs were higher in the first half of 1997 compared to the same period of 1996 primarily due to costs associated with the feminine care business start-up and inefficiencies associated with the new product introductions in the baby diaper business. These higher costs were partially offset by lower raw material and packaging costs. Baby diaper manufacturing costs, including depreciation, were also lower in the first half of 1997 compared to the same period of 1996.

Pulp prices were approximately 15 percent lower in the first half of 1997 compared to the same period in 1996. Pulp prices, which decreased throughout 1996, started to increase during the second quarter of 1997 and are expected to increase during the second half of 1997. Packaging costs, including bags and corrugated boxes, were also lower during the first half of 1997 compared to the first half of 1996. Other raw material prices were generally at similar price levels in the first half of 1997 compared to 1996.

Baby diaper labor costs were slightly higher in the first half of 1997 compared to the first half of 1996. These higher costs reflect the inefficiencies related to the new product rollouts. These inefficiencies should improve during the second half of the year. Baby diaper overhead costs, excluding the charges discussed below, were lower during the first half of 1997 compared to the same period in 1996 due to the closure during 1996 of the manufacturing facilities acquired from P&T. Overall labor and overhead costs were higher in the second quarter of 1997 due to the costs related to the feminine care business startup. During the first half of 1996, $1.9 million of charges were incurred to support the integration of the P&T disposable diaper business.

Baby diaper depreciation costs, excluding charges discussed below, were lower in the first half of 1997 compared to the same period of 1996. The decrease is partially due to the closure during 1996 of the acquired P&T facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. The decreases in the first half of 1997 were partially offset by increased depreciation costs associated with the feminine care business. During the first half of 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing Company equipment that was to be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $38.4 million in the first half of 1997 compared to $51.2 million in the first half of 1996. As a percentage of net sales, these expenses were 14.1 percent in 1997 compared to 17.8 percent for the same period in 1996. Included in the first half of 1996 were charges of $9.7 million. These charges included $6.7 million for the corporate headquarters relocation to Atlanta, primarily severance, outplacement and relocation expenses, and $3.0 million in costs associated with the integration of the P&T disposable diaper business.

Excluding the charges discussed above, SG&A expenses were $38.4 million in the first half of 1997 compared to $41.5 million in the first half of 1996. As a percentage of net sales these expenses, excluding the charges, were 14.1 percent in the first half of 1997 compared to 14.4 percent in the first half of 1996. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses, lower incentive-based compensation and bad debt expenses. These costs were partially offset by an increase in legal expenses, packaging artwork and design costs and information system costs. The lower trade merchandising expenses are primarily related to a decrease in coupon-related expenses. These trade merchandising expenses, however, are expected to increase during the remainder of 1997 in conjunction with new product introductions.

The increase in legal expenses is related to the P&G and K-C patent litigation. Legal expenses are expected to continue at higher rates than 1996 throughout 1997. See "Legal Proceedings." Information system costs were higher in the first half of 1997 compared to the same period of 1996 and are expected to remain at higher levels for the foreseeable future. The Company will begin installation of a new enterprise information system in 1997. Packaging artwork and design costs were higher during the first half of 1997 compared to the same period of 1996 as a result of product rollouts and changes in package counts. These higher packaging costs are expected to continue during the third quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.9 million in the first half of 1997 compared to $1.8 million in the first half of 1996.

INTEREST EXPENSE

Interest expense was $2.1 million in the first half of 1997 compared to $1.9 million in the first half of 1996. The increase resulted from higher average borrowings during the first half of 1997 that were partially offset by higher capitalized interest.

OTHER INCOME

Other income was $.9 million in the first half of 1997 compared to $.3 million in the first half of 1996. The increase in income reflects higher interest income from loans to PMI, an unconsolidated subsidiary accounted for on the equity basis.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, cash flow from earnings and non-cash charges to earnings was $26.8 million compared to $18.3 million in the same period in 1996.

During the first half of 1997, working capital, exclusive of cash, short-term borrowings, and current deferred taxes, decreased $4.8 million. This was primarily due to a decrease in accounts receivable and an increase in payables that was partially offset by an increase in inventories and a decrease in accrued liabilities.

The decrease in receivables reflects a decrease in overall business activity since the end of the year. The decrease in receivables also reflects the receipt of refundable income taxes during the first quarter. Cash flow was also favorably impacted by $3.0 million as the Company issued treasury stock to settle certain payroll liabilities.

The increase in inventories partially reflects the increase in finished good inventories in anticipation of product rollouts. These inventories are expected to decrease during the second half of the year. The decrease in accrued liabilities primarily reflects a reduction in income taxes payable. Accrued liabilities also decreased due to a drop in coupon and promotion-related liabilities.

The cash produced from operations supported capital expenditures of $33.5 million, including computer software, in the first half of 1997 compared to $27.1 million in the same period of 1996. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and diaper packaging technology, and to support the entry into the adult incontinence business. Capital spending is expected to be approximately $60 million during 1997 and will include further expenditures for packaging technology, a company-wide information system upgrade and the investment of capital to support potential new business initiatives.

The Company has access to an unsecured, revolving bank credit facility of $150 million. The Company has an additional Cdn $5 million revolving credit facility available in Canada. In addition to the revolving credit facilities, the Company has $50 million in uncommitted lines of credit with various banks. Borrowings against these lines bear interest at rates that vary with each lending bank's base and LIBOR interest rates. As of the end of the second quarter there was $73.0 million in debt outstanding against the credit facilities and $6.5 million in debt outstanding under the uncommitted lines of credit. The Company had $5.2 million in cash and short-term investments at the end of the second quarter.

The Company may utilize the credit facilities for expenditures to exercise its option to acquire up to an additional 34% of Grupo P.I. Mabe, S.A. de C.V., to support initiatives to enter the baby wipes business, to enter into other international business ventures or to repurchase stock. The current credit facilities and lines of credit in combination with internally generated funds are anticipated to be adequate to finance these needs.

RISKS AND UNCERTAINTIES

P&G and K-C have announced changes to their product and packaging offerings including price increases through lower package counts. The Company is currently implementing product and packaging changes in response to these offerings. The Company expects to incur further costs associated with new product rollouts including manufacturing inefficiencies, packaging design and packaging obsolescence. The remaining costs will be incurred primarily during the third quarter of 1997. P&G has recently announced a product innovation including skin care ingredients. The Company is currently assessing its response to this product innovation.

P&G and K-C have also heavily promoted diapers in the multiple pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company will realize lower selling prices and/or lower volumes as a result of these initiatives.

A privately-held manufacturer of feminine sanitary products has entered the store-brand baby diaper business. Although the overall impact is hard to predict, it is likely that the additional competition could lead to lower volumes and selling prices.

The Company is currently assessing its risk associated with the year 2000 issue. It appears that the majority of the risk associated with the issue will be addressed by the enterprise-wide information system discussed above. The Company currently anticipates that the system will be fully implemented by 1999 and the expenditures for this system are expected to be significant. There are other internal applications that may be subject to the year 2000 issue which the Company is currently assessing but is unable to predict how such applications may be impacted.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a significant impact on the Company's results of operations.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

P&G filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded, the parties have completed post-trial briefing and closing arguments are scheduled for October 22, 1997. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court intends to appoint a special master to rule on the various pending motions. A trial date has not been set. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of the Company was held on May 20, 1997.

(b) Mr. Bobby V. Abraham was elected as a director at the Annual Meeting for a three-year term expiring in 2000. Messrs. Adrian D.P. Bellamy, Thomas B. Boklund and Robert L. Schuyler continued in office as directors after the meeting.

(c) The item of business of the meeting was the election of Bobby V. Abraham as a director. Votes were tabulated as follows:

               Votes For:         10,808,856
               Votes Withheld:        43,183
               Abstentions:                0
               Broker Nonvotes:            0

(d)  Not applicable.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc. 4

        Exhibit 3.2        By- Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995 5

        Exhibit 4.1        Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1)

        Exhibit 10.1       Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and Paragon 1

        Exhibit 10.2       Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors 1

        Exhibit 10.8*      Annual Incentive Compensation Plan 1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*     Employment Agreement, dated as of February 2, 1993, between Paragon and Bobby V. Abraham 1

        Exhibit 10.11*     Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole 1

        Exhibit 10.12*     1995 Incentive Compensation Plan 5

        Exhibit 10.13      Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.13.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 1996 8

        Exhibit 10.14      Revolving Canadian Credit Facility and Parent Guarantee 2

        Exhibit 10.15      Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V. Abraham and
                           Gary M. Arnts 1

        Exhibit 10.16      Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical Bank, as Rights
                           Agent 3

        Exhibit 10.17      Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc., PTB Acquisition
                           Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc. 6

        Exhibit 10.18**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and Paragon Trade
                           Brands, Inc. 7




        Exhibit 10.19      Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of
                           October 1, 1996 8

        Exhibit 11         Computation of Per Share Earnings (See Note 5 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)




*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.

1 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.
2 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.
3 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.
4 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.
5 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.
6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.
7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed on behalf of the Company during the thirteen week period ended June 29, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PARAGON TRADE BRANDS, INC.



                                            By /S/ ALAN J. CYRON
                                               --------------------
                                                Alan J. Cyron
                                                Chief Financial Officer





August 11, 1997

                                  EXHIBIT INDEX


        EXHIBIT NO.        DOCUMENT
        -----------        --------
        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc. 4

        Exhibit 3.2        By- Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995 5

        Exhibit 4.1        Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit 3.1)

        Exhibit 10.1       Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and Paragon 1

        Exhibit 10.2       Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors 1

        Exhibit 10.8*      Annual Incentive Compensation Plan 1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*     Employment Agreement, dated as of February 2, 1993, between Paragon and Bobby V. Abraham 1

        Exhibit 10.11*     Employment Agreement, dated as of February 2, 1993, between Paragon and David W. Cole 1

        Exhibit 10.12*     1995 Incentive Compensation Plan 5

        Exhibit 10.13      Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.13.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 1996 8

        Exhibit 10.14      Revolving Canadian Credit Facility and Parent Guarantee 2

        Exhibit 10.15      Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V. Abraham and
                           Gary M. Arnts 1



        EXHIBIT NO.        DOCUMENT
        -----------        --------
        Exhibit 10.16      Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical Bank, as Rights
                           Agent 3

        Exhibit 10.17      Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc., PTB Acquisition
                           Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc. 6

        Exhibit 10.18**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and Paragon Trade
                           Brands, Inc. 7

        Exhibit 10.19      Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of
                           October 1, 1996 8

        Exhibit 11         Computation of Per Share Earnings (See Note 5 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)



*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.


1 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.
2 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.
3 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.
4 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.
5 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.
6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.
7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.
