Form 10-Q
period 1997-09-28
PARAGON TRADE BRANDS INC
filed 1997-11-10
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934


              For the thirteen week period ended September 28, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,948,170 shares ($.01 par value) as of September 28, 1997.


                                                                    Page 1 of 22
                                                        Exhibit Index on Page 21

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
              FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 1997



                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
             Consolidated Statements of Operations                             3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Changes in Shareholders' Equity        5
             Consolidated Statements of Cash Flows                             6
             Notes to Financial Statements                                  7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-16

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17
Item 2.   Changes in Securities                                 (not applicable)
Item 3    Defaults in Senior Securities                         (not applicable)
Item 4.   Submission of Matters to a Vote of Security Holders   (not applicable)
Item 5.   Other Information                                     (not applicable)
Item 6.   Exhibits and Reports on Form 8-K                                 18-19

          Signature Page                                                      20

          Exhibit Index                                                    21-22

          Exhibits

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 1)

                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                              --------------------               -----------------------
                                         Sept. 28, 1997    Sept. 29, 1996   Sept. 28, 1997     Sept. 29, 1996
                                         --------------    --------------   --------------     --------------

Sales, net of discounts and allowances       $  154,066        $  151,549        $  425,570      $   439,480
Cost of sales.........................          125,465           111,620           345,202          337,452
                                             ----------        ----------        ----------      -----------
Gross profit..........................           28,601            39,929            80,368          102,028
Selling, general and administrative
        expense.......................           20,175            22,796            58,557           73,968
Research and development expense......            1,336               811             3,242            2,648
                                             ----------        ----------        ----------      -----------
Operating profit......................            7,090            16,322            18,569           25,412
Equity in earnings of unconsolidated
        subsidiaries..................              800               304               859              445
Dividend income from unconsolidated
        subsidiary....................            1,055                 -             1,055                -
Interest expense......................            1,354                61             3,445            1,964
Other income .........................              564               161             1,490              437
                                             ----------        ----------        ----------      -----------
Earnings before income taxes..........            8,155            16,726            18,528           24,330
Provision for income taxes............            2,394             6,240             6,313            9,076
                                             ----------        ----------        ----------      -----------
Net earnings..........................       $    5,761        $   10,486        $   12,215      $    15,254
                                             ==========        ==========        ==========      ===========


Primary earnings per common share.....       $      .48        $      .87        $     1.03      $      1.27
                                             ==========        ==========        ==========      ===========
Dividends paid........................       $        -        $        -        $        -      $         -
                                             ==========        ==========        ==========      ===========









SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 1)

                                                    September 28, 1997         December 29, 1996
                                                    ------------------         -----------------
ASSETS
Cash and short-term investments..............           $    6,382                 $    8,297
Receivables..................................               66,452                     56,888
Inventories..................................               43,229                     44,055
Current portion of deferred income taxes.....               10,192                     10,575
Prepaid expenses.............................                1,850                        957
                                                         ---------                  ---------
        Total current assets.................              128,105                    120,772
Property and equipment.......................              112,824                    116,338
Construction in progress.....................               26,280                     10,117
Assets held for sale.........................               16,456                     14,421
Patents and trademarks.......................                  296                        676
Deferred income taxes........................               17,446                     26,293
Investment in unconsolidated subsidiary, at
        cost.................................               19,964                     16,531
Investment in and advances to unconsolidated
        subsidiaries, at equity..............               45,974                     29,484
Goodwill.....................................               35,219                     36,658
Other assets.................................                9,588                      1,800
                                                         ---------                  ---------
        Total assets.........................           $  412,152                 $  373,090
                                                         =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings........................           $   32,400                 $        -
Checks issued but not cleared................               10,142                     10,233
Accounts payable.............................               48,236                     37,067
Accrued liabilities..........................               28,144                     38,495
                                                         ---------                  ---------
        Total current liabilities............              118,922                     85,795
Long-term debt...............................               60,000                     70,000
Deferred income taxes........................                1,023                      2,260
Other long-term liabilities..................                2,160                        330
                                                         ---------                  ---------
        Total liabilities....................              182,105                    158,385

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock:  Authorized 10,000,000
        shares, no shares issued,
        $.01 par value.......................                    -                          -
Common stock:  Authorized 25,000,000 shares,
        issued 12,339,727 and 12,288,293
        shares, $.01 par value...............                  123                        123
Capital surplus..............................              144,301                    143,205
Foreign currency translation adjustment......                 (795)                      (614)
Retained earnings............................               96,556                     84,341
Less:  Treasury stock, 391,557 and 535,250
        shares, at cost......................              (10,138)                   (12,350)
                                                         ---------                  ---------
        Total shareholders' equity...........              230,047                    214,705
                                                         ---------                  ---------
        Total liabilities and shareholders'             $  412,152                 $  373,090
        equity...............................            =========                  =========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)


                                                               Foreign
                                     Common       Capital     Currency     Retained      Treasury
                                      Stock       Surplus    Translation   Earnings       Stock
                                   ---------    ----------   -----------   --------      --------
BALANCE, December 29, 1996....         $ 123    $  143,205      $ (614)    $ 84,341     $  (12,350)
        Net earnings..........             -             -           -       12,215              -
        Issue common stock....             -         1,096           -            -          2,212
        Translation adjustment             -             -        (181)           -              -
                                   ---------    ----------   ----------   ---------    ------------
BALANCE, September 28, 1997...         $ 123    $  144,301      $ (795)    $ 96,556     $  (10,138)
                                   =========    ==========   ==========   =========    ============






































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 1)


                                                                  Thirty-Nine Weeks Ended
                                                                  -----------------------
                                                        Sept. 28, 1997              Sept. 29, 1996
                                                        --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...................................           $   12,215                 $   15,254
Non-cash charges (benefits) to earnings:
        Depreciation and amortization..........               26,381                     29,937
        Deferred income taxes..................                9,130                     (5,384)
        Write-down of assets...................                    -                          2
Changes in working capital:
        Accounts receivable....................               (8,764)                    (7,212)
        Inventories and prepaid expenses.......                  (67)                     6,374
        Accounts payable.......................               11,169                       (254)
        Checks issued but not cleared..........                  (91)                    (2,133)
        Accrued liabilities....................               (9,056)                    13,048
Other .........................................               (1,174)                       (18)
                                                           ---------                  ---------
        Net cash provided by operating
             activities........................               39,743                     49,614
                                                           ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment........              (40,472)                   (36,390)
Proceeds from sale of property and equipment...                  891                         55
Acquired assets - Pope & Talbot Disposable
        Diaper Business........................                    -                    (57,249)
Investment in unconsolidated subsidiary,
        at cost................................               (3,433)                   (15,908)
Investment in and advances to unconsolidated
        subsidiaries, at equity................              (14,587)                    (5,347)
Other .........................................               (6,668)                      (850)
                                                           ---------                  ---------
        Net cash used by investing activities..              (64,269)                  (115,689)
                                                           ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings..........               32,400                     15,359
Proceeds from U.S. bank credit facility........               15,000                     55,000
Repayments of U.S. bank credit facility........              (25,000)                   (15,000)
Sale of common stock...........................                  211                          -
                                                           ---------                  ---------
Net cash provided by financing activities......               22,611                     55,359
                                                           ---------                  ---------

NET INCREASE (DECREASE) IN CASH................               (1,915)                   (10,716)
Cash at beginning of period....................                8,297                     11,890
                                                           ---------                  ---------
Cash at end of period..........................           $    6,382                 $    1,174
                                                           =========                  =========
Cash paid (refunded) during the period for:
        Interest, net of amounts capitalized...           $    3,066                 $    1,972
                                                           =========                  =========
        Income taxes...........................           $     (117)                $   13,970
                                                           =========                  =========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
        (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE FIGURES)



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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments, with the exception of the costs associated with the Pope & Talbot, Inc. ("P&T") integration and the relocation of the Company's corporate offices to Atlanta, are of a normal recurring nature. The charge for the P&T integration and relocation of the corporate offices for the thirty-nine week period ending September 29, 1996 was $9.6 million, net of the effect of income taxes. The results of operations for the thirty-nine week period ending September 28, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

INVESTMENTS

The Company owns a 15% interest in Grupo P. I. Mabe, S.A. de C.V. ("Mabesa") and related companies. The investment is carried at cost in the accompanying balance sheet.

The Company also owns a 49% interest in Paragon-Mabesa International, S.A. de C.V. ("PMI"). The investment is accounted for using the equity method.

The Company completed the purchase of an interest in Serenity, S.A. ("Serenity") on August 28, 1997. A 70% interest in Serenity was purchased by Stronger Corporation, S.A. ("Stronger"), a joint venture of the Company and an affiliate of Mabesa. The Company owns a 49% interest in the joint venture. The investment is accounted for using the equity method.

The Company has announced an agreement to purchase a 100% interest in MPC Hygenic Products, Ltda. ("MPC"), a subsidiary of Cremer, S.A., through Stronger. The purchase of MPC is subject to the satisfactory completion of certain contingencies and is anticipated to close during the fourth quarter of 1997.

There were no dividend distributions to the Company from PMI or Stronger for the thirteen and thirty-nine week periods ended September 28, 1997 and September 29, 1996. The Company received a dividend distribution of $1,055 from Mabesa in the thirteen week period ended September 28, 1997. There was no dividend distribution from Mabesa for the thirteen and thirty-nine week period ending September 29, 1996.

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

NOTE 2:   INCOME TAXES

The recognition of additional depreciation deductions in 1997 has increased Paragon's current income tax receivable account by approximately $6.0 million, while reducing the noncurrent deferred tax asset account by a like amount.

NOTE 3:  RECEIVABLES
Receivables consist of the following:

                                                     September 28, 1997      December 29, 1996
                                                     ------------------      -----------------
 Accounts receivable-trade....................       $    59,430                 $    51,634
 Other receivables............................            14,598                      12,891
                                                      ----------                  ----------
                                                          74,028                      64,525
 Less:  allowance for doubtful accounts.......            (7,576)                     (7,637)
                                                      ----------                  ----------

 Net receivables..............................       $    66,452                 $    56,888
                                                      ==========                  ==========

NOTE 4:  INVENTORIES

Inventories consist of the following:

                                                    September 28, 1997       December 29, 1996
                                                    ------------------       -----------------
 LIFO:
         Raw materials - pulp.................         $     362                  $      407
         Finished goods.......................            21,219                      21,090

 FIFO:
         Raw materials - other................             8,865                       9,131
         Materials and supplies...............            21,485                      21,230
                                                          ------                      ------
                                                          51,931                      51,858

         Reserve for excess and
             obsolete items...................           (8,702)                      (7,803)
                                                         -------                      ------

 Net inventories..............................         $  43,229                  $   44,055
                                                          ======                      ======

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



NOTE 5:  ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                    September 28, 1997         December 29, 1996
                                                    ------------------         -----------------
 Payroll-related..............................         $  10,109                  $   14,975
 Coupons outstanding..........................             4,974                       6,230
 Integration/relocation reserves..............             2,563                       5,943
 Income taxes payable-current ................                 -                       1,327
 Other .......................................            10,498                      10,020
                                                       ---------                  ----------
                                                       $  28,144                  $   38,495
                                                       =========                  ==========

NOTE 6:  NET EARNINGS PER COMMON SHARE

Net earnings per common share is based on the weighted average number of common and common equivalent shares outstanding for each of the thirteen and thirty-nine week periods ending September 28, 1997 and September 29, 1996. For the thirty-nine week period ended September 29, 1996, the calculation assumes that shares issued to P&T, pursuant to the purchase of P&T's disposable diaper business assets, were issued and outstanding as of February 8, 1996.


                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                              --------------------               -----------------------
                                       Sept. 28, 1997     Sept. 29, 1996    Sept. 28, 1997    Sept. 29, 1996
                                       --------------     --------------    --------------    --------------
Primary
     Net earnings..................      $    5,761        $   10,486         $   12,215        $  15,254

     Weighted average common and
     common equivalent
     shares outstanding (000's)....          11,947            12,116             11,900           12,028

     Net earnings per common share.
                                         $      .48        $       .87        $      1.03       $     1.27


Fully diluted
     Net earnings..................      $    5,761        $   10,486         $   12,215        $  15,254

     Weighted average common and
     common equivalent
     shares outstanding (000's)....          12,007            12,251             11,960           12,164

     Net earnings per
     common share fully diluted....      $      .48        $       .86        $     1.02        $     1.25

This calculation is submitted in accordance with Regulation S-K item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15, because it results in dilution of less than 3 percent.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7:  LEGAL PROCEEDINGS

The Procter & Gamble Company ("P&G") filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded and the parties have completed post-trial briefing. Closing arguments were conducted on October 22, 1997. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court has appointed a special master to rule on the various pending motions. A trial date has not been set. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

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

NOTE 8:  FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At September 28, 1997 and December 29, 1996, the Company did not have any forward contracts outstanding.

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

       THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO THIRTEEN WEEKS
                            ENDED SEPTEMBER 29, 1996

RESULTS OF OPERATIONS

Net earnings were $5.8 million in the third quarter of 1997 compared with net earnings of $10.5 million in the third quarter of 1996. Included in the results in the third quarter of 1996 were charges of $1.2 million, net of the effect of income taxes, associated with the relocation of the corporate headquarters to Atlanta. Excluding these charges, net income in the third quarter of 1996 was $11.7 million. The decrease in profits in the third quarter of 1997 compared to the same period in 1996, excluding these charges, was primarily due to continued price pressure in the baby diaper business, operating losses associated with the start-up of the feminine care and adult businesses, increased packaging artwork expenses associated with the introduction of the Company's new breathable baby diaper product and legal costs associated with patent litigation with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C"). See "Legal Proceedings." These negative impacts were partially offset by increased baby diaper unit volume, decreased trade merchandising expenses, a dividend received from Grupo P. I. Mabe, S.A. de C.V. ("Mabesa"), lower packaging costs and lower manufacturing overhead in the baby diaper business.

Net earnings per share in the third quarter of 1997 were $.48 compared to net earnings per share of $.87 in the third quarter of 1996. Net earnings per share were $.97 in the third quarter of 1996, excluding the relocation charges described above.

The net earnings per share of $.48 in the third quarter of 1997 included a net loss per share of $.22 related to the start-up of the feminine care and adult businesses. These losses should be reduced during the fourth quarter of 1997 and throughout 1998.

REVENUES

Net sales were $154.1 million in the third quarter of 1997, a 1.7 percent increase from the $151.5 million reported in the third quarter of 1996. Diaper unit sales increased 4.2 percent to a record 1,017 million diapers in the third quarter of 1997 from 976 million diapers in the third quarter of 1996. Volume was positively impacted by the rollout of an improved product during the third quarter of 1997, which increased the competitiveness of the Company's products. Volume, however, will continue to be impacted by increased discounts and
promotional   allowances  by  the  branded   manufacturers   and  value  segment
competitors, especially through the use of multiple packs. Multiple packs represent a package configuration that provides the consumer 2, 3 or 4 times the amount of diapers found in a standard convenience count package.

Excluding the effect of a slightly favorable product mix, average baby diaper sales prices during the third quarter of 1997 decreased approximately 4.5 percent compared to the third quarter of 1996, despite price increases associated with reduced count packages on some of the Company's products. The decrease in prices was primarily due to the factors discussed above: increased discounts and promotional allowances by the branded manufacturers and value segment competitors, the use of multiple packs and the entrance of a new competitor to the store brand diaper business. Prices were also negatively impacted by promotions related to the rollout of the Company's new breathable product during the third quarter. The negative trend in prices is expected to continue during the fourth quarter of 1997 and throughout 1998. See "Risks and Uncertainties."

COST OF SALES

Cost of sales in the third quarter of 1997 was $125.5 million compared to $111.6 million in the third quarter of 1996, a 12.5 percent decrease. As a percentage of net sales, cost of sales was 81.4 percent in 1997 compared to
73.7 percent in the comparable 1996 period. Costs, as a percentage of sales, were higher in the third quarter of 1997 compared to the same period in 1996 primarily due to costs associated with the start-up of the feminine care and adult businesses, increased pulp prices, sourcing of products from Paragon-Mabesa International, S.A.

de C.V. ("PMI") under a supply contract, a higher cost product mix and higher product design costs associated with the breathable baby diaper product introduction. These higher costs were partially offset by lower packaging costs, and lower baby diaper labor and manufacturing overhead costs.

Pulp prices were approximately 2.5 percent higher in the third quarter of 1997 compared to the same period in 1996. Pulp prices are expected to increase modestly during the fourth quarter of 1997 and throughout 1998. Other raw material prices were generally at similar price levels in the third quarter of 1997 compared to 1996 and are expected to remain at similar levels through 1998. Packaging costs, including bags and corrugated boxes, were lower during the third quarter of 1997 compared to the third quarter of 1996.

Baby diaper labor costs were lower in the third quarter of 1997 compared to the third quarter of 1996. These lower costs reflect improved operating efficiencies following the rollout of the new breathable diaper product. Baby diaper overhead costs were lower during the third quarter of 1997 compared to the same period in 1996 due to improved cost control efforts. Overall labor costs were higher in the third quarter of 1997 due to the costs related to the start-up of the feminine care and adult businesses.

Baby diaper depreciation costs were lower in the third quarter of 1997 compared to the same period of 1996. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. The decrease in baby diaper depreciation during the third quarter of 1997 was partially offset by increased depreciation costs associated with the feminine care business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $20.2 million in the third quarter of 1997 compared to $22.8 million in the third quarter of 1996. As a percentage of net sales, these expenses were 13.1 percent in 1997 compared to 15.0 percent for the same period in 1996. Included in the third quarter of 1996 were charges of $1.6 million primarily for the relocation of the corporate headquarters to Atlanta.

Excluding the charges discussed above, SG&A expenses were $21.2 million in the third quarter of 1996. As a percentage of net sales, these expenses, excluding the charges, were 13.1 percent in the third quarter of 1997 compared to 14.0 percent in the third quarter of 1996. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses and incentive-based compensation accruals. These lower costs were partially offset by increased legal expenses, packaging artwork and design costs, and information system costs. The lower trade merchandising expenses are primarily related to a decrease in coupon-related expenses.

The increase in legal expenses is related to the P&G and K-C patent litigation. While legal expenses are expected to decrease moderately in 1998 from 1997 levels, they are expected to continue at higher than normal levels until the litigation is resolved. See "Legal Proceedings." Information system costs were higher in the third quarter of 1997 compared to the same period of 1996 and are expected to remain at higher levels for the foreseeable future. The Company will begin design and testing of a new enterprise information system in the fourth quarter of 1997. Packaging artwork and design costs were higher during the third quarter of 1997 compared to the same period of 1996 as a result of product rollouts and changes in package counts. These higher packaging artwork and design costs are expected to decrease during the fourth quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses were at $1.3 million in the third quarter of 1997 compared to $.8 million in the third quarter of 1996. The increase is primarily attributable a general increase in baby diaper product development activity and increased feminine care business activity.

INTEREST EXPENSE

Interest expense was $1.4 million in the third quarter of 1997 compared to $.1 million in the third quarter of 1996. The increase resulted from higher average borrowings during the third quarter of 1997 and the lower capitalized interest during the third quarter of 1997 compared to the same period of 1996.

OTHER INCOME

Other income was $.6 million in the third quarter of 1997 compared to $.2 million in the third quarter of 1996. The increase in income reflects higher interest income from loans to PMI, an unconsolidated subsidiary accounted for on the equity method.

DIVIDEND INCOME

Dividend income was $1.1 million during the third quarter of 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for on the cost method.


    THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1997 COMPARED TO THIRTY-NINE WEEKS
                            ENDED SEPTEMBER 28, 1996

RESULTS OF OPERATIONS

Net earnings were $12.2 million during the first three quarters of 1997 compared with net earnings of $15.3 million for the same period of 1996. Included in the results in the first three quarters of 1996 were charges of $9.6 million, net of the effect of income taxes, associated with integrating the acquisition of Pope & Talbot, Inc.'s ("P&T") disposable diaper business and costs to relocate the corporate headquarters to Atlanta. Excluding these charges, net income in the first three quarters of 1996 was $24.8 million. The decrease in profits in the first three quarters of 1997 compared to the same period in 1996, excluding these charges, was primarily due to operating losses associated with the start-up of the feminine care and adult businesses, continued price pressure in the baby diaper business, inefficiencies associated with the introduction of the Company's new breathable baby diaper product and legal costs associated with patent litigation with P&G and K-C. See "Legal Proceedings." These negative impacts were partially offset by lower overall raw material prices, lower trade merchandising expenses and lower manufacturing overhead in the baby diaper business.

Net earnings per share in the first three quarters of 1997 were $1.03 compared to net earnings per share of $1.27 in the first three quarters of 1996. Net earnings per share were $2.06 in the first three quarters of 1996, excluding the charges for the P&T disposable diaper business integration and the corporate relocation.

The net earnings per share of $1.03 in the first three quarters of 1997 included a net loss per share of $.70 related to the start-up of the feminine care and adult businesses. These losses are expected to be reduced during the fourth quarter of 1997 and throughout 1998.

REVENUES

Net sales were $425.6 million in the first three quarters of 1997, a 3.2 percent decrease from the $439.5 million reported in the first three quarters of 1996. Diaper unit sales were relatively flat at 2,821 million diapers in the first three quarters of 1997 compared to 2,835 million diapers in the first three quarters of 1996. Volume during the first half of 1997 was negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially the use of multiple packs. Volume was also further negatively impacted during the same period by product improvements added by the branded manufacturers. Volume during the third quarter of 1997 was positively impacted by the rollout of the Company's breathable baby diaper product which increased the competitiveness of the Company's products. Volume, however, will continue to be impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially through the use of multiple packs.

Excluding the effect of a favorable product mix, average baby diaper sales prices during the first three quarters of 1997 decreased approximately 6.5 percent compared to the first three quarters of 1996. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above, the use of multiple packs by the branded manufacturers and value segment competitors and the entrance of a new competitor to the store brand diaper business. The negative trend in prices is expected to continue during the fourth quarter and throughout 1998. See "Risks and Uncertainties."

COST OF SALES

Cost of sales in the first three quarters of 1997 was $345.2 million compared to $337.5 million in the first three quarters of 1996, a 2.1 percent increase. As a percentage of net sales, cost of sales was 81.1 percent in 1997 compared to 76.8 percent in the comparable 1996 period. Costs in the first three quarters of 1996 included $4.2 million in charges for costs associated with the integration of the P&T disposable diaper business into the Company's existing business. As a percentage of sales, excluding such charges, cost of sales was 75.8 percent in the first three quarters of 1996. Costs were higher in the first three quarters of 1997 compared to the same period of 1996 primarily due to costs associated with the start-up of the feminine care and adult businesses and inefficiencies associated with the rollout of the Company's new breathable baby diaper. These higher costs were partially offset by lower overall raw material and packaging costs. Baby diaper manufacturing costs, including depreciation, were also lower in the first three quarters of 1997 compared to the same period of 1996.

Pulp prices were approximately 10 percent lower in the first three quarters of 1997 compared to the same period in 1996. Pulp prices are expected to increase modestly during the fourth quarter of 1997 and increase throughout 1998. Packaging costs, including bags and corrugated boxes, were also lower during the first three quarters of 1997 compared to the first three quarters of 1996. Other raw material prices were generally at similar price levels in the first three quarters of 1997 compared to 1996.

Baby diaper labor costs were approximately the same in the first three quarters of 1997 compared to the first three quarters of 1996. The higher costs of inefficiencies related to the new product rollouts during the first half of 1997 were offset by improved operating results during the third quarter. Baby diaper overhead costs, excluding the charges discussed below, were lower during the first three quarters of 1997 compared to the same period in 1996 due to the closure during 1996 of the manufacturing facilities acquired from P&T. Overall labor and overhead costs were higher in the first three quarters of 1997 due to the costs related to the start-up of the feminine care and adult businesses. During the first three quarters of 1996, $2.6 million of charges were incurred to support the integration of the P&T disposable diaper business.

Baby diaper depreciation costs, excluding charges discussed below, were lower in the first three quarters of 1997 compared to the same period of 1996. The decrease  is  partially  due to the  closure  during  1996 of the  acquired  P&T facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. The decreased baby diaper depreciation during the first three quarters of 1997 was partially offset by increased depreciation costs associated with the feminine care business. During the first three quarters of 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing company equipment that was to be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $58.6 million in the first three quarters of 1997 compared to $74.0 million for the first three quarters of 1996. As a percentage of net sales, these expenses were 13.8 percent in 1997 compared to 16.8 percent for the same period in 1996. Included in the first three quarters of 1996 were charges of $11.2 million. These charges included $8.5 million for the corporate headquarters relocation to Atlanta, primarily severance, outplacement and relocation expenses, and $2.7 million in costs associated with the integration of the P&T disposable diaper business.

Excluding the charges discussed above, SG&A expenses were $58.6 million in the first three quarters of 1997 compared to $62.8 million for the first three quarters of 1996. As a percentage of net sales these expenses, excluding the charges, were 13.8 percent in the first three quarters of 1997 compared to 14.3 percent for the first three quarters of 1996. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses, lower incentive-based compensation accruals and lower bad debt expenses. These decreases were partially offset by an increase in legal expenses, packaging artwork and design costs and information system costs. The lower trade merchandising expenses are primarily related to a decrease in coupon-related expenses.

The increase in legal expenses is related to the P&G and K-C patent litigation. While legal expenses are expected to decrease moderately in 1998 from 1997 levels, they are expected to continue at higher than normal levels until the litigation is resolved. See "Legal Proceedings." Information system costs were higher in the first three quarters of 1997 compared to the same period of 1996 and are expected to remain at higher levels for the foreseeable future. The Company will begin design and testing of a new enterprise information system in the fourth quarter of 1997. Packaging artwork and design costs were higher during the first three quarters of 1997 compared to the same period of 1996 as a result of product rollouts and changes in package counts.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.2 million in the first three quarters of 1997 compared to $2.6 million for the first three quarters of 1996. The increase is primarily attributable a general increase in baby diaper product development activity and increased feminine care business activity.

INTEREST EXPENSE

Interest expense was $3.4 million in the first three quarters of 1997 compared to $2.0 million for first three quarters of 1996. The increase resulted from higher average borrowings during the first three quarters of 1997.

OTHER INCOME

Other income was $1.5 million in the first three quarters of 1997 compared to $.4 million for the first three quarters of 1996. The increase reflects higher interest income from loans to PMI, an unconsolidated subsidiary accounted for on the equity method.

DIVIDEND INCOME

Dividend income was $1.1 million during the third quarter of 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for on the cost method.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 1997, cash flow from earnings and non-cash charges to earnings was $47.7 million compared to $39.8 million in the same period in 1996.

During the first three quarters of 1997, working capital, exclusive of cash, short-term borrowings, and current deferred taxes, increased $8.0 million. This was primarily due to an increase in accounts receivable and a decrease in accrued liabilities which was partially offset by an increase in accounts payable.

The increase in receivables reflects the increase in sales during the third quarter and an increase in income taxes receivable. Cash flow was also favorably impacted by $3.1 million as the Company issued treasury stock to settle certain payroll liabilities.

The decrease in accrued liabilities primarily reflects a drop in coupon and promotion-related liabilities while the increase in accounts payable reflects the overall increase in business activity during the third quarter.

The cash produced from operations supported capital expenditures of $46.5 million, including computer software, in the first three quarters of 1997 compared to $36.4 million in the same period of 1996. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and diaper packaging technology and to support the entry into the adult incontinence business. Capital spending is expected to total approximately $60.0 million during 1997 and $40.0 million in 1998 and will include further expenditures for auto-packaging technology, product enhancement and a company-wide information system upgrade.

During the third quarter of 1997, the Company utilized its credit facilities described below to acquire a 34 percent share of Serenity, S.A., the third largest disposable diaper manufacturer in Argentina, for $5.6 million and earn-out payments over the next three years which are partially based on performance. The Company made an additional payment of $3.4 million to Mabesa as an earn-out payment based on 1996 performance.

The Company has access to an unsecured, revolving bank credit facility of $150 million. The Company has an additional Cdn $5 million revolving credit facility available in Canada. In addition to the revolving credit facilities, the Company has $50 million in uncommitted lines of credit with various banks. Borrowings against these lines bear interest at rates that vary with each lending bank's base and LIBOR interest rates. As of the end of first three quarters there was $60 million in debt outstanding against the credit facilities and $32.4 million in debt outstanding under the uncommitted lines of credit. The Company had $6.4 million in cash and short-term investments at the end of the third quarter.

The Company may utilize its credit facilities for expenditures to exercise its option to acquire up to an additional 34% of Mabesa, to enter into other international business ventures including the anticipated investment in MPC Hygenic Products, Ltda., a subsidiary of Cremer, S.A. of Brazil, during the fourth quarter of 1997 or to repurchase stock. The current credit facilities and lines of credit in combination with internally generated funds are anticipated to be adequate to finance these needs.

RISKS AND UNCERTAINTIES

P&G has recently announced a baby diaper product innovation involving skin care ingredients. The Company is currently assessing its response to this product innovation. P&G and K-C have also heavily promoted diapers in the multiple pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company may continue to realize lower selling prices and/or lower volumes as a result of these initiatives.

A privately-held manufacturer of feminine sanitary products has entered the store brand baby diaper business. Although the overall impact is hard to predict, it is likely that the additional competition will continue to lead to lower volumes and selling prices.

The Company is currently assessing the risk associated with programming assumptions made in the development of the information systems which may prevent existing systems from performing as originally designed with respect to data, calculations and other processing for the year 2000 and beyond. It appears that the majority of the risk associated with the issue will be addressed by the enterprise-wide information system discussed above. The Company currently anticipates that the system will be fully implemented by 1999 and that the expenditures for this system are expected to be significant. There are other internal applications that may be subject to the year 2000 issue which the Company is currently assessing but is unable to predict how such applications may be impacted.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

P&G filed a claim in the District Court for the District of Delaware that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit seeks injunctive relief, lost profit and royalty damages totaling approximately $100 million, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The Company intends to appeal the District Court's decision at the appropriate time. In September 1996, P&G filed two motions for summary judgment with respect to the Company's patent infringement counterclaim. In December 1996, the District Court denied both of P&G's motions for summary judgment. The trial has concluded and the parties have completed post-trial briefing. Closing arguments were conducted on October 22, 1997. The ultimate outcome cannot be predicted at this time. Legal fees and costs for this litigation have been significant. If P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that P&G's claims are not well founded.

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. The Company intends to vigorously defend each of its claims. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court has appointed a special master to rule on the various pending motions. A trial date has not been set. Legal fees and costs in connection with this litigation will be significant. Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the patent coverage claimed by K-C is not applicable to the Company's products.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc.4

        Exhibit 3.2        By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 19955

        Exhibit 4.1        Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                           3.1)

        Exhibit 10.1       Asset Transfer Agreement, dated as of January 26, 1993, by and between
                           Weyerhaeuser and Paragon1

        Exhibit 10.2       Intellectual Property Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors1

        Exhibit 10.8*      Annual Incentive Compensation Plan1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement,
                           dated as of February 6, 19968

        Exhibit 10.17      Revolving Canadian Credit Facility and Parent Guarantee2

        Exhibit 10.18      Indemnification Agreements, dated as of February 2, 1993, between
                           Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts1


        Exhibit 10.19      Rights Agreement dated December 14, 1994 between Paragon Trade Brands,
                           Inc. and Chemical Bank, as Rights Agent3

        Exhibit 10.20      Asset Purchase Agreement dated December 11, 1995 by and among Paragon
                           Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and
                           Pope & Talbot, Wis., Inc. 6

        Exhibit 10.21**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.22      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

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


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed on behalf of the Company during the thirteen week period ended September 28, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PARAGON TRADE BRANDS, INC.



                                            By /s/ Alan J. Cyron
                                            ---------------------
                                               Alan J. Cyron
                                               Chief Financial Officer





November 10, 1997

                                  EXHIBIT INDEX


        Exhibit No.        Document
        -----------        --------
        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc.4

        Exhibit 3.2        By- Laws of Paragon Trade Brands, Inc., as amended through July 31, 19955

        Exhibit 4.1        Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                           3.1)

        Exhibit 10.1       Asset Transfer Agreement, dated as of January 26, 1993, by and between
                           Weyerhaeuser and Paragon1

        Exhibit 10.2       Intellectual Property Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors1

        Exhibit 10.8*      Annual Incentive Compensation Plan1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 19968




        Exhibit No.        Document
        -----------        --------

        Exhibit 10.17      Revolving Canadian Credit Facility and Parent Guarantee2

        Exhibit 10.18      Indemnification Agreements, dated as of February 2, 1993, between
                           Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts1

        Exhibit 10.19      Rights Agreement dated December 14, 1994 between Paragon Trade Brands,
                           Inc. and Chemical Bank, as Rights Agent3

        Exhibit 10.20      Asset Purchase Agreement dated December 11, 1995 by and among Paragon
                           Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and
                           Pope & Talbot, Wis., Inc. 6

        Exhibit 10.21**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.22      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

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
