Form 10-K
period 1997-12-28
PARAGON TRADE BRANDS INC
filed 1998-03-27
CIK 889429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1997

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
    (State or other jurisdiction of       (I.R.S. employer identification no.)
     incorporation or organization)

         180 TECHNOLOGY PARKWAY
            NORCROSS, GEORGIA                            30092
 (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (770) 300-4000

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share           New York Stock Exchange
   Series A participating Cumulative             New York Stock Exchange
    Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, there were 11,921,956 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such stock held by nonaffiliates of the Registrant was $60,354,902 (based on the closing price on the New York Stock Exchange).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 1998, are incorporated by reference into Part III of this report.

                                                        Exhibit Index on Page 51

                           PARAGON TRADE BRANDS, INC.
                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K


                                   PART I
                                                                           PAGE

Item 1:    BUSINESS                                                          1

Item 2:    PROPERTIES                                                        7

           EXECUTIVE OFFICERS                                                8

Item 3:    LEGAL PROCEEDINGS                                                 9

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

                                     PART II

Item 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS                                               10

Item 6:    SELECTED FINANCIAL DATA                                           11

Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                             12

Item 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       22

Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                              46

                                    PART III

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                46

Item 11:   EXECUTIVE COMPENSATION                                            46

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    46

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    47

                                     PART IV

Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K    47

                                     PART I

ITEM 1:    BUSINESS

GENERAL

Paragon Trade Brands, Inc., (the "Company") is the leading manufacturer of store brand infant disposable diapers in the United States and Canada. Paragon manufactures a line of premium and economy diapers, training pants, feminine care and adult incontinence products, household cleaners and air freshener products which are distributed throughout the United States and Canada, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the Company's products under their own store brand names. Paragon has also established international joint ventures in Mexico, Argentina, Brazil and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

On February 9, 1996, the Company completed the purchase of substantially all of the assets of Pope & Talbot, Inc.'s disposable diaper business. The purchase price of $63.5 million was paid in a combination of cash and stock. The Company closed all the acquired disposable diaper operations in 1996. A major portion of the manufacturing equipment has been sold. The remaining equipment and plants are being held for sale. In 1996 the Company took a charge of $8.1 million for the costs of integration and write-downs of duplicate equipment owned by the Company prior to the purchase transaction.

REORGANIZATION CASE

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a claim against it in the United States District Court for the District of Delaware, alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company has also disclosed that if P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While the final damages number has not been adjudicated by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, the subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, Chase has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

The United States Trustee for the Northern District of Georgia has appointed an Official Committee of Unsecured Creditors (the "Committee") for the Company's Chapter 11 filing. The role of the Committee includes, among other things: (i) consultation with the Company concerning the administration of the Chapter 11 case, and (ii) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committee has standing to raise issues with the Bankruptcy Court relating to the business of the Company and the conduct and course of the Chapter 11 case. The Company is required to pay certain expenses of the Committee, including professional fees, to the extent allowed by the Bankruptcy Court.

As a result of the Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility. Pursuant to the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any such rejection may give rise to a pre-petition unsecured claim for damages arising therefrom.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. The Bankruptcy Court will set a date by which creditors must file proofs of claims which arose prior to the Chapter 11 filing.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and shareholders may be altered. Investment in stock of the Company, therefore, should be regarded as highly speculative.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 11 and 13 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

PRODUCTS

The Company manufactures several diaper product lines: a premium-quality Ultra line, an economy line ("Economy") and a Supreme line. The Company also manufactures a line of training pants. Ultra diaper sales accounted for approximately 81 percent, 78 percent and 76 percent of the Company's total unit sales in 1997, 1996 and 1995, respectively. Economy diaper units represented approximately 9 percent, 12 percent, and 17 percent of the Company's total unit sales in fiscal years 1997, 1996 and 1995, respectively. The Supreme product represented approximately 5 percent, 4 percent, and 2 percent of the Company's total unit sales in fiscal years 1997, 1996 and 1995, respectively. Training pant sales represented approximately 4 percent of the Company's total unit sales over the same periods.

The Company's Ultra diaper combines fluff pulp with super-absorbent polymer ("SAP") in the absorbent inner core. SAP is significantly more absorbent and better able to retain liquids than fluff pulp. To enhance performance and appearance, the Ultra diaper incorporates a number of product features comparable to those introduced by the national branded manufacturers. The Company now produces its Ultra diaper in six different sizes which are designed to fit babies better as they grow and develop. Additionally, the Company continued its agreement with Jim Henson Productions, Inc., pursuant to which the Company reproduces the Muppet Babies(R) cartoon characters on the "tape landing zone" of its Ultra diapers. In late 1996 and 1997, the Company introduced an improved Ultra diaper which incorporates a cloth-like backsheet and breathable side panels.

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

The Company's Supreme diaper product has a thin pad, a hook and loop closure system and a soft, cloth-like nonwoven outer cover in response to the Huggies(R) Supremes product introduced by Kimberly-Clark Corporation ("K-C").

In 1996, the Company began manufacturing a line of feminine care products that includes ultra thin, maxi and super maxi pads, pantiliners, panty shields and regular and super absorbent tampons. In 1997, the Company began manufacturing a line of adult incontinence products that includes guards, undergarments and bladder control pads. In 1998, the Company curtailed its tampon manufacturing operations.

PRODUCT DEVELOPMENT

To enhance the Company's objective of providing its trade customers with premium-quality store brand disposable diapers and feminine care and adult incontinence products, the Company devotes significant resources to market research and product design and development to enable it to improve product performance and consumer acceptance. The Company believes that it has the largest product development program of any manufacturer in the disposable diaper market, other than the national branded manufacturers. The Company spent approximately $5.1 million, $4.2 million and $3.6 million on research and development in fiscal years 1997, 1996 and 1995, respectively.

PATENT RIGHTS

Because of the emphasis on product innovations in the disposable diaper, feminine care and adult incontinence markets, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to enforce vigorously their patent rights. See "ITEM 3: LEGAL PROCEEDINGS". To protect its competitive position, the Company has created an intellectual property portfolio through development, acquisition and licensing that includes approximately 300 U.S. and foreign patents relating to disposable diaper, feminine care and adult incontinence product features and manufacturing processes.

MAJOR CUSTOMERS

The Company's net sales to its largest trade customer, Wal-Mart Stores, Inc., and Sam's Club, a division of Wal-Mart, represented an aggregate of approximately 15 percent, 13 percent and 11 percent of total net sales in fiscal years 1997, 1996 and 1995, respectively. As is customary in the infant disposable diaper market, the Company in most cases does not have long-term contracts with its trade customers. The Company estimates that approximately 7 percent, 9 percent and 6 percent of net sales were to trade customers in Canada in fiscal years 1997, 1996 and 1995, respectively.

FOREIGN OPERATIONS

On January 26, 1996, the Company through its wholly owned subsidiary PTB International, Inc. ("PTBI") completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") for $15.3 million in cash plus additional consideration based on Mabesa's future financial results through 2001. In 1997, based on Mabesa's 1996 financial results, the Company paid additional consideration of $3.4 million. The Company also acquired the option to purchase an additional 34 percent interest in Mabesa at a contractually determined price.

In addition, PTBI acquired a 49 percent interest for $1.6 million in cash in Paragon-Mabesa International ("PMI"), a joint venture that has developed a new manufacturing facility in Tijuana, Mexico. The Company sold certain assets to PMI as part of the development of PMI's manufacturing facility in Tijuana,
Mexico. The Company has assisted in financing the equipment, building construction and start-up of the Tijuana, Mexico facility which is completely operational. The Company has signed a Product Supply Agreement with PMI and purchases basically all of PMI's production for sale to U.S. retail customers.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Mabesa owns the remaining 51 percent. Stronger will be used to establish additional Latin American joint ventures.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina, for approximately $11.6 million in cash plus earn-out payments based on Serenity's future financial results over the next three years. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities and has an approximate market share of 13 percent. PTBI advanced $5.7 million to Stronger, its pro-rata share of the purchase price, and has guaranteed the earn-out payments which are estimated not to exceed an aggregate of $3.3 million through 2000.

On November 10, 1997, Stronger acquired 100 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC") for approximately $10.5 million in cash from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products. PTBI advanced $5.1 million to Stronger, its pro-rata share of the purchase price.

Paragon recently established Goodbaby Paragon Hygienic Products Co. Ltd., a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. Paragon purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved at $15 million, to be funded over a two year period. A joint venture business license was approved by the Chinese government on December 31, 1997. Groundbreaking for a new factory took place in February 1998 and the Company anticipates that production and distribution will begin in the second half of 1998.

RAW MATERIALS

The principal raw material components of the Company's products are SAP, fluff pulp, polyethylene backsheet, polypropylene nonwoven liner, adhesive closure tape, hotmelt adhesive, elastic and tissue.

The primary raw material used in the production of disposable diapers is SAP. In early 1996, the Company entered into an agreement with Clariant International Ltd. (successor of Hoechst Celanese Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 1998. Fluff pulp, a product made from wood fibers, is another primary raw material. The Company extended the fluff pulp supply contract with Weyerhaeuser Company ("Weyerhaeuser") whereby it agreed to purchase 100 percent of its requirements of bleached chemical fluff pulp through August 31, 1998, at prices as favorable as those Weyerhaeuser charges other North American disposable diaper manufacturers for similar grade pulp. The Company believes that alternative sources for each of these raw materials are readily available.

The Company's gross margins are significantly impacted by raw material prices, especially the price of fluff pulp which can fluctuate dramatically. The Company's operating results may be adversely affected by increases in these raw material prices.

COMPETITION-Disposable Diapers

National Branded Manufacturers

The principal bases of competition from the national branded manufacturers are price, product quality, product innovation and customer service. The U.S. disposable diaper market is led by the national brands manufactured by P&G and K-C. The Company estimates that, in 1997, the national branded manufacturers accounted for approximately 74 percent of all U.S. disposable diaper sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the infant disposable diaper market.

The market for disposable diapers is divided into the premium and value segments. The premium segment accounts for 63 percent of the unit volume. Both K-C and P&G dominate the premium segment. The value segment of the industry, which the Company estimates accounted for approximately 37 percent of unit volume in 1997, is highly competitive. The Company includes the following products in the value segment: store brands, control labels, P&G's Luvs(R), Drypers(R), Fitti(R), and all other regional brands.

In total, P&G is the dominant manufacturer in the U.S. diaper market, with approximately 39 percent market share. P&G manufactures two brands: Pampers(R), its premium brand with approximately 25 percent market share, and Luvs, its value brand with 14 percent market share. Luvs was repositioned from a premium brand to a value brand in November 1994. K-C manufactures the number one diaper brand, Huggies, with approximately 35 percent market share. K-C does not offer a value brand, but supplies some store brand training pants within the value segment.

Price has become the significant variable in the competitive strategy of the national branded companies in the past three years. P&G, in particular, has been very aggressive in reducing prices in the market in pursuit of market share. In November 1994, P&G announced a major price reduction; prices were effectively reduced on Pampers by 2.5 percent and on Luvs by 11 percent. K-C responded with similar pricing actions. All other diaper manufacturers have been forced to reduce their prices to remain competitive. During 1997, pricing pressures continued due to the existence of a new store brand competitor and a shift of volume to mass merchants who aggressively sold multi-packs. These multi-packs sell at prices 10 to 15 percent below the branded convenience count package.

The Company believes that the national branded manufacturers have lower per unit costs and higher margins than the Company, principally due to their higher volume, their ability to achieve greater automation and manufacturing speed due to fewer variations in product and packaging, and their ability to charge higher prices. In addition, the national branded manufacturers have access to substantially greater financial resources than the Company. As a result, the Company believes that the national branded manufacturers are capable of competing effectively on the basis of price, even in an environment of rising raw material prices.

Product quality and innovation have also been a critical basis of competition for the national branded manufacturers. They have substantially larger research and development budgets than the Company and are able to develop product innovations more rapidly than the Company and may thereby gain market share at the Company's expense. The Company estimates that since 1985, the national branded manufacturers have generally introduced a product innovation approximately every 12 months.

K-C has been more active than P&G in introducing new products in recent years. K-C was first to market with a disposable training pant product line and an inner-leg gather feature. P&G followed K-C with a training pant product almost five years later. In January 1994, K-C introduced Huggies Supremes, a new line of "super premium" or supreme diapers with Velcro(R) closures instead of tapes and a soft nonwoven outer cover, priced at a 20 percent premium per diaper, and in mid-1995, K-C added a nonwoven backsheet on its Huggies brand diapers. In September 1994, P&G introduced a new stretch waist feature on its Pampers brand diaper. In 1996, K-C and P&G introduced a breathable diaper.

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

Customer service is another area where the national brands are able to compete. The Company believes that each of the national branded manufacturers has an order-delivery cycle that is significantly shorter than the Company's order-delivery cycle. In addition, the national branded manufacturers devote substantially greater financial resources than the Company to providing trade customers with category expertise, customized promotional campaigns and market support. The national branded manufacturers have sophisticated electronic data interchange systems that interface directly with their customers' product information systems. In 1997, the Company initiated a process improvement and information technology upgrading project to further enhance its customer service capabilities. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Value Segment

The Company competes in the value segment of the market with national value brands and store brand products. The value segment is characterized by excess capacity and vigorous price competition. The Company's largest competitor in the value segment is P&G with its Luvs brand. The next largest competitor is Drypers Corp., which consolidated its three regional brands into one national value brand, Drypers, in 1994. K-C produces store brand training pants.

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

COMPETITION-Feminine Care & Adult Incontinence

The principal bases of competition in the feminine care and adult incontinence market are price, product quality, product innovation and customer service. The U.S. feminine care and adult incontinence retail market is led by national branded manufacturers including K-C, P&G, Johnson and Johnson, Inc., and Playtex Products, Inc. The Company estimates that in 1997, the national branded manufacturers accounted for approximately 88 percent of all U.S. feminine care and approximately 70 percent of all U.S. adult incontinence sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the feminine care market and adult incontinence market. A privately-held manufacturer is the dominant supplier of store brand feminine care products. The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in 1997 and does not expect these businesses to break even until some time in 1999.

EMPLOYEES

At December 28, 1997, the Company had approximately 1,102 full-time employees, including 912 employees located at its five manufacturing facilities.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including but not limited to: the Company's Chapter 11 filing; increased raw material prices; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; new competitors in the market; year 2000 compliance issues; and patent litigation, are described herein. Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2:    PROPERTIES

As of December 28, 1997, the Company operated five manufacturing facilities, with plants located in the United States at Macon, Georgia; Harmony,
Pennsylvania; Gaffney, South Carolina; and Waco, Texas; and in Canada at Brampton, Ontario. The Company owns four of its manufacturing facilities.

The following table summarizes the physical properties that were in use by the Company in its operations at December 28, 1997:


                                                APPROXIMATE
                                                   SIZE                            NUMBER OF
          LOCATION                 USE          (SQ. FEET)      OWNED/LEASED       MACHINES
  -------------------------  ----------------  --------------  ----------------  --------------
  Brampton, Ontario          Manufacturing         76,000           Owned             3
  Gaffney, South Carolina    Manufacturing        213,000          Leased             7
  Harmony, Pennsylvania      Manufacturing        173,000           Owned             9
  Macon, Georgia             Manufacturing        308,000           Owned             9
  Newnan, Georgia            Held for Lease       222,000          Leased             --
  Norcross, Georgia          Headquarters          69,000           Owned             --
  Oneonta, New York          Held for Sale         93,000           Owned             --
  Porterville, California    Held for Sale         69,000           Owned             --
  Waco, Texas                Manufacturing        151,000           Owned             7

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's executive officers:

              Name              Age                                Position
     -----------------------   -----   ---------------------------------------------------------------
     Bobby V. Abraham            56     Chief Executive Officer and Chairman of the Board
     David W. Cole               49     President and Chief Operating Officer
     Alan J. Cyron               45     Executive Vice President and Chief Financial Officer
     Catherine O. Hasbrouck      33     Vice President, General Counsel and Secretary
     Arrigo D. Jezzi             50     Executive Vice President - Operations, Technology and
                                        International
     Robert E. McClain           48     Executive Vice President - Sales and Marketing

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

ALAN J. CYRON has been the Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since February 28, 1997. Prior to assuming his current responsibilities, Mr. Cyron had since April 4, 1995, served as its Vice President, Chief Financial Officer and as its Treasurer from May through July 1995. Prior to joining the Company, Mr. Cyron served as Managing Director of Chemical Securities, Inc. (January 1992 through March 1995), Managing Director of Chemical Bank (June 1991 to January 1992), and Managing Director of Chemical New York Corp. -- USA, Inc. (June 1981 to June 1991), all subsidiaries of Chemical Banking Corp.

CATHERINE O. HASBROUCK has been the Vice President, General Counsel and Secretary of the Company since June 3, 1996. Prior to joining the Company, Ms. Hasbrouck practiced law as an associate with the law firms of Troutman Sanders LLP (January 1992 to June 1996) and Winthrop, Stimson, Putnam & Roberts (September 1989 to January 1992).

ARRIGO D. JEZZI was appointed Executive Vice President - Operations, Technology and International in January 1998. Prior to that time, Mr. Jezzi served as the Company's Executive Vice President International Business Development from December 1997 to January 1998. Mr. Jezzi also has served the Company as Senior Vice President - International Business Development from February 1997 to December 1997, and as Vice President - Materials and Technology from November 1995 to February 1997. Before joining the Company, Mr. Jezzi was a private consultant from August 1994 to November 1995, and was the Vice President for Research Development and Quality Assurance at Confab, Inc.
from January 1993 to August 1994.

ROBERT E. MCCLAIN was appointed Executive Vice President - Sales and Marketing in January 1998. Prior to that time, Mr. McClain had served the Company as its President of Sales since March 1997, and as Vice President - Business Development from September 1996 to March 1997. Before joining the Company, Mr. McClain was Senior Vice President Sales and Marketing for Nice Pak Products from 1992 to September 1996.

ITEM 3:    LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a claim in January 1994 in the District Court for the District of Delaware that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation have been and will continue to be significant.

In December 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. While a final damages number has not been entered by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The Judgment has had a material adverse effect on the Company's financial position and its results of operations. The Company has filed with the District Court a motion for a new trial or to alter or amend the Judgment. The Company has also filed its Notice of Appeal with the Federal Circuit Court of Appeals. The Company intends to vigorously pursue its motion in the District Court, as well as the appeal of the District Court's decision.

As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998. See "--IN RE PARAGON TRADE BRANDS, INC." below.

As a result of the Company's Chapter 11 filing, further proceedings in the P&G litigation were stayed. By orders entered on January 15, 1998 and February 4, 1998, respectively, the Bankruptcy Court lifted the stay to permit the Company to pursue its motion for a new trial or to alter or amend the judgment in the District Court and to pursue its appeal. P&G has filed a motion in the Bankruptcy Court seeking to have the automatic stay lifted in order to allow P&G to seek injunctive relief and an accounting for damages. The Company opposed P&G's motion.

It is possible that the Company may be subject to similar patent claims on its diaper products sold in other countries. The Company is unable to determine the amount of any such claims at this time.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. On November 22, 1996, the Company filed a motion to amend its antitrust counterclaim and on June 13, 1997 filed a motion for summary judgment on one of the patents asserted by K-C. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court has appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been and will be significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. K-C has filed a motion in the Bankruptcy Court seeking to have the automatic stay lifted in order to permit the proceedings in Dallas to continue. The Company opposed K-C's motion at a hearing held on February 11, 1998. The Bankruptcy Court has continued the hearing on K-C's motion until March 30, 1998. See "--IN RE PARAGON TRADE BRANDS, INC." below.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the Company's products do not infringe any valid patent asserted by K-C.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, and as described more fully under "BUSINESS: REORGANIZATION CASE," on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claims against P&G. Judgment was entered on January 6, 1998. While a final damages number has not been adjudicated by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with The Chase Manhattan Bank. This facility supplements the Company's cash on hand and operating cash flow and permits the Company to continue to operate its business in the ordinary course. Legal fees and costs in connection with the Chapter 11 filing will be significant. See "BUSINESS: REORGANIZATION CASE" and "Note 11 of the Notes to Financial Statements."

The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

OTHER -- The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the Chapter 11 filing and the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of security holders during the fourth quarter of the 1997 fiscal year.


                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

As of February 27, 1998, there were 274 holders of record of the Company's common stock. The Company has not paid dividends on its common stock. The Board of Directors will determine future dividend policy based upon the Company's results of operations, financial condition, capital requirements and other circumstances. The Company's common stock is listed on the New York Stock Exchange, Inc. The Company's DIP facility prohibits the Company from paying cash dividends. See "Note 16 of Notes to Financial Statements" regarding the quarterly high and low price range of the Company's common stock. The Company did not sell any securities of the Company that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 28, 1997.

ITEM 6:    SELECTED FINANCIAL DATA

(Dollar amounts in millions, except per share data)

                                     1997           1996         1995         1994         1993
                                --------------- ------------- ------------ ------------ ------------
EARNINGS STATEMENT DATA(1)
Net Sales                        $  562.0         $  581.9      $  518.8     $ 578.6      $  562.9
EBITDA(2)                        $   62.5         $   91.5      $   46.2     $  73.6      $   71.8
Operating profit (loss)          $ (183.8)(3)     $   35.7(4)   $   (3.6)(5) $  42.5      $   49.3
Net earnings (loss)              $ (212.7)(3)(6)  $   21.1(4)   $   (3.4)(5) $  25.0      $   45.9(7)

PER SHARE DATA(1)
Basic earnings (loss) per share  $ (17.86)(3)(6)  $   1.76(4)   $   (.29)(5) $  2.16      $   3.97(8)

BALANCE SHEET DATA(1)
Total assets                     $  376.1         $  373.1      $  266.7     $ 275.4      $  244.2
Long-term debt                   $   70.0         $   70.0             -     $   6.0             -
Shareholders' equity             $    5.0         $  214.7      $  191.7     $ 195.7      $  167.1

OTHER DATA(1)
Capital spending                 $   49.4         $   48.9      $   17.4     $  74.9      $   55.4(8)
Depreciation and amortization    $   35.5         $   38.8      $   36.0     $  31.1      $   22.5
Units sold (millions)               3,689            3,761         3,378       3,595         3,435

(1)     See Notes 1 and 2 of Notes to Financial Statements.

(2)  Operating   profit  (loss)  before   interest,   taxes,   depreciation  and
amortization and non-recurring charges discussed in footnotes 3, 4 and 5 below ("EBITDA").

(3) Includes loss contingency of $200 for the adverse judgment in a patent litigation with The Procter & Gamble Company and $10.6 of asset impairments and inventory adjustments related to the write-off of software and consulting costs and the discontinuation of the Company's tampon manufacturing operation.

(4) Includes costs for the integration of Pope & Talbot, Inc.'s disposable diaper business purchased in February 1996 and costs related to the relocation of the corporate headquarters to Atlanta. Excluding these costs, operating profit would be $52.7, net earnings would be $31.7 and basic earnings per share would be $2.64.

(5) Includes restructuring and charges taken in the first quarter of 1995 for the closure of the La Puente, California plant, corporate headquarters staff reductions, and other charges. Excluding these charges, operating profit would be $10.1, net earnings would be $5.4 and basic earnings per share would be $.46.

(6) Includes a $100.2 reserve against deferred tax assets.

(7) Reflects the benefit to income of $15.6 relating to deferred taxes due to the enactment of the Omnibus Budget Reconciliation Act of 1993.

(8)     1993 on a pro forma basis.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a claim against it in the United States District Court for the District of Delaware, alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company has also disclosed that if P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While the final damages number has not been adjudicated by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 11 and 13 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

YEAR ENDED DECEMBER 28, 1997 VS. YEAR ENDED DECEMBER 29, 1996

RESULTS OF OPERATIONS

A net loss of $212.7 million was incurred during 1997 compared with net earnings of $21.1 million in 1996. Included in the results for 1997 was an accrued loss contingency of $200.0 million for the P&G patent litigation judgment and associated litigation costs. See "Notes 1 and 13 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1997 were asset impairments and other write-offs totaling $10.6 million related to the write-off of software and consulting costs related to the enterprise-wide information system installation and discontinuation of the Company's tampon production. The total of the loss contingency and asset impairments was $129.5 million, net of the effect of income taxes. The results in 1997 were also negatively impacted by a reserve of $100.2 million taken against the Company's net deferred tax assets.

Included in the results in 1996 were charges of $10.6 million, net of the effect of income taxes, associated with integrating the acquisition of Pope & Talbot, Inc.'s disposable diaper business ("P&T") and costs to relocate the corporate headquarters to Atlanta. Excluding charges discussed here and in the preceding paragraph, net earnings in 1997 were $17.0 million compared to $31.7 million in 1996. This decrease in profits in 1997 compared to 1996 was primarily due to continued price pressure in the baby diaper business, operating losses associated with the feminine care and adult incontinence businesses, sourcing of products from Paragon-Mabesa International, S.A. de C.V. ("PMI") under a supply contract and legal costs associated with patent litigation with P&G and K-C. See "ITEM 3: LEGAL PROCEEDINGS." These negative impacts were partially offset by lower overall raw material prices, lower trade merchandising expenses and lower manufacturing overhead in the baby diaper business.

Basic loss per share in 1997 was $17.86 compared to basic earnings per share of $1.76 in 1996. Basic earnings per share were $1.43 in 1997 compared to $2.64 in 1996, excluding the charges discussed above for both periods.

Basic earnings per share of $1.43 and $2.64 in 1997 and 1996, respectively, excluding charges discussed above, included a net loss of $.95 and $.41, respectively, related to the feminine care and adult incontinence businesses. The Company experienced greater than anticipated operating losses in the feminine care and adult incontinence businesses and does not expect these businesses to break even until sometime in 1999.

NET SALES

Net sales were $562.0 million in 1997, a 3.4 percent decrease from the $581.9 million reported in 1996. Diaper unit sales decreased 1.9 percent from 3,689 million diapers in 1997 compared to 3,761 million diapers in 1996. Volume in the first half of 1997 was negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially the use of multi packs. Multi packs represent a package configuration that provides the consumer 2, 3 or 4 times the amount of diapers found in a standard convenience count package. Volume was also further negatively impacted during the same period by product improvements added by the branded manufacturers. Volume during the second half of 1997 was positively impacted by the rollout of the Company's breathable baby diaper product which increased the competitiveness of the Company's products. Volume, however, was negatively impacted during the second half of the year by the loss of a major account in Canada to a store brand competitor. In 1998, volume will continue to be pressured by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially through the use of multi packs. Volume may also be negatively impacted by uncertainties related to the Chapter 11 filing.

Excluding the effect of a more favorable product mix, average baby diaper sales prices during 1997 decreased approximately 5.0 percent compared to 1996, despite price increases associated with reduced count packages on some of the Company's products. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above, the use of multi packs by the branded manufacturers and value segment competitors and the existence of a new competitor to the store brand baby diaper business. The negative trend in prices is expected to continue throughout 1998 and may be further impacted by the uncertainties related to the Chapter 11 filing.
See "Risks and Uncertainties."

COST OF SALES

Cost of sales in 1997 was $454.9  million  compared to $449.9 million in 1996, a
1.1 percent increase. As a percentage of net sales, cost of sales was 80.9 percent in 1997 compared to 77.3 percent in 1996. Cost of sales in 1996 included $5.4 million in charges for costs primarily associated with the integration of the P&T acquisition into the Company's existing business. As a percentage of sales, excluding such charges, cost of sales was 76.4 percent in 1996. Costs were higher in 1997 compared to 1996 primarily due to costs associated with the feminine care and adult businesses, sourcing of products from PMI under a supply contract, a higher cost product mix and higher product design costs associated with the breathable baby diaper product introduction. These higher costs were partially offset by lower overall raw material and packaging costs. Baby diaper manufacturing costs, including depreciation, were also lower in 1997 compared to 1996.

Pulp prices were approximately 7 percent lower in 1997 compared to 1996. Pulp prices are expected to remain relatively flat during the first half of 1998 and increase modestly during the second half of 1998. Packaging costs, including bags and corrugated boxes, were also lower in 1997 compared to 1996. Other raw material prices were generally at similar price levels in 1997 compared to 1996, except for those materials associated with the higher product design costs associated with the breathable baby diaper product.

Baby diaper labor costs were lower in 1997 compared to 1996. The higher costs of inefficiencies related to the new product rollouts during the first half of 1997 were more than offset by improved operating results during the second half of the year. Baby diaper overhead costs, excluding the charges discussed below, were lower during 1997 compared to 1996 due to the closure during 1996 of the manufacturing facilities acquired from P&T and cost management efforts. Overall labor costs were higher in 1997 compared to 1996 due to the costs related to the feminine care and adult incontinence businesses. Overall overhead costs were lower in 1997 compared to 1996 as reductions in baby diaper overhead exceeded the added costs related to the feminine care and adult businesses. During 1996, $2.9 million of charges were incurred to support the integration of the P&T acquisition.

Baby diaper depreciation costs, excluding charges discussed below, were lower in 1997 compared to 1996. The decrease is partially due to the closure during 1996 of the acquired P&T facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. The decreased baby diaper depreciation during 1997 was partially offset by increased depreciation costs associated with the feminine care and adult incontinence businesses. During 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing company equipment that was to be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") were $76.3 million in 1997 compared to $92.2 million in 1996. As a percentage of net sales, these expenses were 13.6 percent in 1997 compared to 15.8 percent in 1996. Included in 1996 were charges of $11.7 million, of which $9.0 million related to the corporate headquarters relocation to Atlanta, including severance, outplacement and relocation expenses. The charges also included $2.7 million in costs associated with the integration of the P&T acquisition.

Excluding the charges discussed above, SG&A expenses were $76.3 million in 1997 compared to $80.5 million in 1996. As a percentage of net sales these expenses, excluding the charges, were 13.6 percent in 1997 compared to 13.8 percent in 1996. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses, lower incentive-based compensation accruals and lower bad debt expenses. These decreases were partially offset by an increase in legal expenses, packaging artwork and design and information system costs. The lower trade merchandising expenses are primarily related to a decrease in coupon-related expenses.

The increase in legal expenses is related to the P&G and K-C patent litigation. While legal expenses, excluding bankruptcy related costs, are expected to decrease moderately in 1998 from 1997 levels, they are expected to continue at higher than normal levels until the litigation is resolved. See "ITEM 3: LEGAL PROCEEDINGS." Information system costs were higher in 1997 compared to 1996 and are expected to remain at higher levels for the foreseeable future. The Company expects to begin testing of an enterprise-wide information system in the third quarter and installation during the fourth quarter of 1998. Packaging artwork and design costs were higher during 1997 compared to 1996 as a result of product rollouts and changes in package counts. Lower incentive-based compensation accruals resulted from lower operating results for 1997 compared to 1996.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses were $5.1 million in 1997 compared to $4.2 million in 1996. The increase is primarily attributable to a general increase in baby diaper product development activity and increased feminine care and adult incontinence business activity.

DIVIDEND INCOME

Dividend   income  was  $1.1  million  in  1997.  The  dividend   represented  a
distribution from Mabesa, an unconsolidated subsidiary accounted for on the cost method.

LOSS CONTINGENCY

The loss contingency of $200 million in 1997 represents the accrual of the estimated liability and associated litigation costs from the adverse judgment in the Procter & Gamble patent litigation. See "Notes 1 and 13 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

ASSET IMPAIRMENTS

Asset impairments were $9.4 million in 1997. There were no asset impairments in 1996. The asset impairments included a $5.0 million write-off of software and associated consulting costs related to the Company's enterprise-wide information system installation. The write-off was due to the inability of the software to perform as represented during the software selection process. The Company is currently evaluating its options, including legal action, to recover the costs of the software and consulting. Also included in 1997 was a write-down of $4.4 million for the shut down of the tampon-related production equipment at the feminine care products operation. Also included in the shut down of the tampon manufacturing operation were write-offs of $.9 million for raw material, finished goods and spare-part inventories which were charged to cost of sales.

INTEREST EXPENSE

Interest expense was $4.7 million in 1997 compared to $2.9 million in 1996. The increase resulted from higher average borrowings during 1997.

OTHER INCOME

Other income was $1.7 million in 1997 compared to $.6 million in 1996. The increase reflects higher interest income from loans to PMI, an unconsolidated subsidiary accounted for on the equity method.

INCOME TAXES

Income tax expense was $27.9 million in 1997 as the Company recorded a reserve of $100.2 million against its net deferred tax assets. The reserve is necessary as the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards. See "Future Realization of Net Deferred Tax Asset."

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 25, 1995

RESULTS OF OPERATIONS

Net earnings were $21.1 million during 1996 compared with a net loss of $3.4 million in 1995. Included in the results in 1996 were charges of $10.6 million, net of the effect of income taxes, primarily associated with integrating the P&T acquisition and costs to relocate the corporate headquarters to Atlanta. Included in the results in 1995 were restructuring and other costs related to the closure of the Company's La Puente, California plant, corporate headquarters staff reductions, and other charges totaling $8.9 million, net of the effects of income taxes. Excluding these restructuring and other charges, net earnings in 1996 were $31.7 million compared to net earnings in 1995 of $5.4 million. The increased profit in 1996, excluding the P&T integration and Atlanta relocation charges, was primarily due to higher volumes as a result of the P&T acquisition, lower raw material costs and a more favorable product mix compared to 1995. These improvements in volumes, costs and mix were partially offset by a substantial increase in trade merchandising expenses, lower sales prices and the costs to start up the feminine care business.

Basic earnings per share in 1996 were $1.76 compared to a basic loss per share of $.29 in 1995. Basic earnings per share were $2.64 in 1996 compared to basic earnings per share of $.46 in 1995, excluding the restructuring and other charges for both periods.

NET SALES

Net sales were $581.9 million in 1996, a 12.2 percent increase from the $518.8 million reported in 1995. Diaper unit sales increased 11.3 percent to 3,761 million diapers in 1996 from 3,378 million diapers in 1995. The reason for the increase in unit volume was the P&T acquisition in February 1996. Excluding the impact of the P&T acquisition, volume would have been lower during 1996 compared to 1995. Volume was negatively impacted by increased discounts and promotional allowances by branded and value segment manufacturers. Volume was further negatively impacted by product improvements added by branded manufacturers.

Average sales prices decreased approximately 3.5 percent during 1996, excluding the effect of a more favorable product mix. The decrease in prices was primarily due to increased discounts and promotional allowances in response to price reductions and promotions by branded and value segment manufacturers.

COST OF SALES

Cost of sales in 1996 was $449.9  million  compared to $439.8 million in 1995, a
2.3 percent increase. As a percentage of net sales, cost of sales was 77.3 percent in 1996 compared to 84.8 percent in 1995. 1996 results included $5.4 million of charges for costs primarily associated with the integration of the P&T acquisition into the Company's existing business. These charges included accelerated depreciation of certain existing assets, costs of equipment dismantling and movement and employee relocation costs. 1995 included $.6 million of costs associated with the La Puente plant closure and asset write-downs. As a percentage of net sales, excluding these charges, cost of sales was 76.4 percent in 1996 compared to 84.7 percent in 1995. The lower costs were primarily a result of lower raw material costs including pulp, super absorbent polymer and packaging. These lower costs were offset, in part, by higher costs associated with a more favorable product mix and costs associated with the feminine care business startup.

Pulp prices were  approximately  33.0 percent lower in 1996 compared to the same period in 1995. Pulp prices, which had increased during 1995, decreased significantly during 1996. Super absorbent polymer costs also dropped significantly in 1996 compared to 1995. Other raw material prices were generally at similar price levels in 1996 compared to 1995.

Labor costs were at similar levels in 1996 as compared to 1995, excluding the feminine care business startup. Costs were negatively impacted during the fourth quarter of 1996 by inefficiencies related to a new diaper product rollout and reduced production levels associated with a planned decrease in finished goods inventory.

Plant overhead costs, excluding the charges discussed below, were higher during 1996 compared to 1995. Costs were lower in 1996 due to the La Puente plant closure at the end of February 1995, but were offset by increases in plant overhead resulting from the P&T manufacturing facilities acquired in February 1996 that remained in production and costs related to the feminine care business startup. During 1996, $2.9 million of charges were primarily incurred to support the integration of the P&T acquisition. These charges were primarily related to the cost of equipment dismantling and movement and employee relocation discussed above.

Depreciation costs, excluding the charges discussed below, were at slightly higher levels in 1996 compared to the same period of 1995. Depreciation increased due to P&T facilities acquired in February 1996 that remained open, the feminine care business startup and acceleration of depreciation related to new product enhancements and changes in equipment configuration. These increases were partially offset by the closure of the La Puente facility at the end of February 1995. During 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing Company equipment that will be replaced by equipment acquired from P&T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A was $92.2 million in 1996 compared to $68.0 million in 1995. As a percentage of net sales, these expenses were 15.8 percent in 1996 compared to
13.1 percent in 1995. Included in 1996 were charges of $11.7 million, of which $9.0 million related to the corporate headquarters relocation to Atlanta, including severance, outplacement and relocation expenses. The charges also included $2.7 million in costs associated with the integration of the P&T acquisition. These integration costs were primarily for customer packaging conversion and to establish bad debt reserves consistent with Company practices. Included in 1995 were charges of $2.2 million for the corporate staff reduction and acceleration of software amortization.

Excluding the charges discussed above, SG&A expenses were $80.5 million in 1996 compared to $65.8 million in 1995, and as a percentage of net sales these expenses were 13.8 percent in 1996 compared to 12.7 percent in 1995. The increase in expenses is largely attributable to an increase in trade merchandising expenses. The increase in trade merchandising expenses was a result of the increased volume due to the P&T acquisition and increased promotions discussed above. Expenses were also higher in 1996 due to the amortization of goodwill associated with the P&T acquisition, the feminine care business startup and increased incentive-based compensation. Information system costs increased in the second half of 1996 as the Company began installation of a new enterprise information system. These increases were partially offset by a decrease in legal expenses. Packaging related expenses were also lower in 1996 compared to 1995.

RESEARCH AND DEVELOPMENT

R&D expenses were $4.2 million in 1996 compared to $3.6 million in 1995. R&D expenses increased due to the feminine care business start up and increased product development costs in the fourth quarter of 1996.

ASSET IMPAIRMENTS

Asset impairments were $2.9 million in 1995. The charges were primarily due to the cancellation of capital projects.

OTHER INCOME/EXPENSE

Other income was $.6 million in 1996 compared to expense of $1.0 million in 1995. The income in 1996 was primarily due to interest income from loans to PMI, a subsidiary accounted for on the equity method. The expense in 1995 is primarily related to legal settlement costs.

RESTRUCTURING

1995 results included a restructuring charge of $8.1 million for the closure of the La Puente, California diaper making facility. The purpose of the closure was to lower costs to help offset competitive pricing pressures from national branded manufacturers and rising material prices. The closure of the facility was expected to generate approximately $17 million per year in savings that were partially offset by increased costs of freight and distribution. The closure of the plant occurred at the end of February 1995.

The restructuring plan included reallocation of production to the remaining diaper facilities, and the sale of the diaper making equipment and manufacturing facility. As of the end of 1996 the equipment and building were sold.

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

The restructuring charge included $2.2 million in non-cash charges due to asset write-offs. The remaining $5.9 million has been paid. The restructuring plan is complete.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, cash flow from operations was $54.1 million compared to $68.3 million for 1996. The decrease in cash flow was primarily due to lower operating results caused by price competition in the baby diaper business and the operating losses at the feminine care and adult incontinence businesses.

Working capital, exclusive of cash, short-term borrowings, current deferred taxes and the loss contingency of $200 million, increased $20 million. This was primarily due to an increase in receivables and inventories combined with a reduction in accrued liabilities.

The increase in receivables resulted from the sale of equipment to unconsolidated subsidiaries and an increase in refundable income taxes. The increase in inventories resulted from an increase in finished goods in the baby diaper business. The decrease in accrued liabilities primarily reflects a reduction in incentive-based compensation accruals, coupon related liabilities, and income taxes payable. Cash flow was also favorably impacted by the Company issuing stock to settle certain payroll liabilities.

The cash produced from operations supported capital expenditures of $55.0 million, including approximately $5.6 million of computer software and consulting costs, in 1997 compared to $48.9 million in 1996. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and diaper packaging technology, and to support the entry into the adult incontinence business. Capital spending is expected to total approximately $39.0 million during 1998 and will include further expenditures for auto packaging technology, product enhancement and a company-wide information system upgrade.

During the third quarter of 1997, the Company utilized its credit facilities described below to acquire, through Stronger Corporation S.A. ("Stronger"), a 34 percent interest in Serenity, S.A., the third largest disposable diaper manufacturer in Argentina, for $5.7 million and earn-out payments over the next three years which are partially based on performance. The Company also made an additional payment of $3.4 million to Mabesa as an earn-out payment based on 1996 performance. In the fourth quarter of 1997 the Company utilized its credit facilities to acquire, through Stronger, a 49 percent interest in MPC Hygenic Products, Ltda., a subsidiary of Cremer, S.A. of Brazil for $5.1 million. The Company also utilized its credit facilities to fund an increase in loans to PMI during 1997. The investments were partially offset by $10.3 million in proceeds from assets held for sale.

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility. See "Note 11 of Notes to Financial Statements."

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, the subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, Chase has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

Obligations under the DIP Credit Facility are secured by the security interest, pledge and lien on substantially all of the Company's assets and properties and the proceeds thereof, granted pursuant to the Final Order under Sections 364(c)(2) and 364(c)(3) of the Bankruptcy Code. Borrowings under the DIP Credit Facility may be used to fund working capital and for other general corporate purposes. The DIP Credit Facility contains restrictive covenants, including among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, limitations on transactions with affiliates including investments, loans and advances, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, as well as a prohibition on the payment of dividends.

The DIP Credit Facility provides that advances made will bear interest at a rate of 0.5 percent per annum in excess of Chase's Alternative Base Rate, or at the Company's option, a rate of 1.5 percent per annum in excess of the reserve adjusted London Interbank Offered Rate for the interest periods of one, two or three months. The Company pays a commitment fee of 0.5 percent per annum on the unused portion thereof, a letter of credit fee equal to 1.5 percent per annum of average outstanding letters of credit and certain other fees.

The Company may utilize, in accordance with certain covenants limits, its credit facility for continued investments in its foreign subsidiaries. The DIP credit facility in combination with internally generated funds is anticipated to be adequate to finance these investments and the Company's 1998 capital expenditures. See "Note 11 of Notes to Financial Statements."

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. Significant components of deferred income taxes include temporary differences due to goodwill ($9.9 million) and reserves not currently deductible ($85.8 million). To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $258 million in future taxable income before considering the availability of carryback periods, if any. The Company currently has fully reserved its net deferred tax asset of $99.3 million. See "--Income Taxes"

YEAR 2000

The Company began planning its year 2000 remediation strategy in 1995. Based on the assessment of the Company's information technology personnel and outside professionals, the Company determined that it would be necessary to replace a significant portion of its information technology platform and to modify other computer and computer-controlled systems and systems with embedded computer chips (collectively, the Company's "systems") so that its information technology platform and systems properly utilize date-related data as the year 2000 is approached and reached. Management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the year 2000 issue will be mitigated. However, if such conversions and modifications are not made, or are not completed on a timely basis, or if software vendor representations as to the ability of their products to properly handle year 2000 data prove untrue, the year 2000 issue could have a material impact on the operations of the Company, which in turn could have a material adverse impact on the Company's results of operations and financial condition.

The Company is in the process of initiating formal communications with all of its significant suppliers and is developing a communications plan for its large customers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own year 2000 issue. However, there can be no guarantee that the systems of other organizations on which the Company's systems rely or the Company's operations depend will be timely converted, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company's primary vehicle to replace a significant portion of its information technology platform and systems so that such platform and systems can properly utilize date-related data prior to, during and beyond the year 2000 is known internally as the APEX Project. As a part of the APEX Project, the Company has purchased SAP R/3 enterprise resource planning software and is actively involved in the implementation of the software. This software will replace current core business transaction systems with the equivalent SAP R/3 functionality. SAP America, Inc. has warranted that the R/3 software can properly utilize date-related data prior to, during and beyond the year 2000.

The Company plans to utilize both internal and external resources to reprogram or replace, test and implement software and other components of its systems for year 2000 modifications. The Company has targeted a completion date for year
2000 work on critical business applications of June 30, 1999. System applications have been scheduled for replacement and modification based on a risk-adjusted priority, to ensure critical programs are adequately completed in time to allow for extended testing. The projected remaining cost of the year 2000 project is currently estimated at approximately $15 million and is being funded through operating cash flow. As of December 28, 1997, approximately $4 million had been spent on the assessment of and initial efforts in connection with the year 2000 project, the purchase of software and hardware and the development of and initial work on the remediation plan.

The costs of the project and the date on which the Company plans to complete year 2000 modifications, however, are based on management's and external consultants' best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain internal and external resources, the representations of several software vendors as to the ability of their products to properly handle year 2000 data, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those plans. Specific factors that might cause such material differences could include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and replace or correct all relevant computer codes, the inability to control third party modification plans, and similar uncertainties.

RISKS AND UNCERTAINTIES

As a result of the adverse judgment in the P&G patent litigation, the Company is required to modify its current diaper design. Pursuant to an agreement with P&G, the Company has until July 6, 1998 to complete the conversion to a new diaper design. At the end of this conversion period, the Company will be required to pay P&G a 2 percent royalty on net sales of the current diapers manufactured during the conversion period. This 2 percent royalty will have a material adverse effect on future results of operations. While the Company has developed an alternative diaper design which, based on the advice of two independent patent firms, it believes does not infringe any valid patent, if the Company were unable to convert to the new design in a timely manner, or if customers do not accept the alternative design, it could have a material adverse effect on the operations of the Company, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. See "ITEM 3: LEGAL PROCEEDINGS."

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a Plan of Reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and shareholders may be altered. Investment in stock of the Company, therefore, should be regarded as highly speculative. As a result of the Chapter 11 filing, the Company will incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Official Committee of Unsecured Creditors, including professional fees, to the extent allowed by the Bankruptcy Court.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "ITEM 1: BUSINESS: REORGANIZATION CASE."

P&G has recently announced a baby diaper product innovation involving skin care ingredients. The Company is currently assessing its response to this product innovation. P&G and K-C have also heavily promoted diapers in the multi pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company may continue to realize lower selling prices and/or lower volumes as a result of these initiatives.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including but not limited to: the Company's Chapter 11 filing; increased raw material prices; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; new competitors in the market; year 2000 compliance issues; and patent litigation, are described herein. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

SUBSEQUENT EVENT

Paragon recently established a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. Paragon purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved at $15 million, to be funded over a two year period. A joint venture business license was approved by the Chinese government on December 31,1997. Groundbreaking for a new factory took place in February 1998 and it is anticipated that production and distribution will begin in the second half of 1998.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years and interim periods ending after December 15, 1997. The adoption of this statement did not have a significant impact on the Company's results of operations.

INFLATION

Inflation has not been a significant factor in the Company's results of operations in recent years due to the modest rate of price increases in the United States and Canada.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES:

                                                                           PAGE
Responsibility for Financial Reporting                                      23

Report of Independent Public Accountants                                    24

Consolidated Earnings (Loss) Statements for the three years in
         the period ended December 28, 1997                                 25

Consolidated Balance Sheets as of December 28,1997 and
         December 29, 1996                                                  26

Consolidated Statements of Cash Flows for the three years in
         the period ended December 28, 1997                                 27

Consolidated Statements of Changes in Shareholders' Equity
         for the three years in the period ended December 28, 1997          28

Notes to Financial Statements                                               29

Financial Statement Schedule                                                46

         Schedule II - Valuation and Qualifying Accounts

                     RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the preparation of the Company's consolidated financial statements appearing in this Annual Report. The financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, present fairly the Company's financial position, results of operations and cash flows. The financial statements necessarily contain amounts that are based on the best estimates and judgments of management.

The Company maintains a system of internal controls which management believes is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and a program of internal audit are important elements of these control systems.

The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management has considered the internal auditors' recommendations concerning the Company's system of internal controls and has taken actions that management believes are cost-effective in the circumstances to respond appropriately to these recommendations.

The Audit Committee of the Board of Directors, comprised entirely of outside directors, oversees the fulfillment by management of its responsibilities over financial controls and the preparation of financial statements. The Committee meets regularly with representatives of management, internal and external auditors to review accounting, auditing and financial reporting matters.

As part of their audit of the Company's consolidated financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.



Alan J. Cyron
Executive Vice President & Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Paragon Trade Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Trade Brands, Inc., a Delaware Corporation, and subsidiaries, as of December 28, 1997 and December 29, 1996, and the related consolidated statements of earnings
(loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Trade Brands, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 13 to the accompanying financial statements, on December 30, 1997, the District Court for the District of Delaware issued a judgment and opinion finding that the Company's diaper products infringe certain patents held by The Proctor & Gamble Company. The Company has recorded estimated damages and legal costs related to this matter of $200,000,000 in the accompanying financial statements. After giving effect to this contingency, as of December 28, 1997, the Company had a working capital deficit of $173,896,000 and total shareholders' equity of $4,954,000. In addition, as described in Note 1, on January 6, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to appeal the judgment referred to above and its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and the Company's creditors, are also described in Notes 1 and 13. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP


Atlanta, Georgia
March 20, 1998

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED EARNINGS (LOSS) STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Year Ended
                                            --------------------------------------------------------------
                                            December 28, 1997      December 29, 1996     December 31, 1995
                                            -----------------      -----------------     -----------------
Sales, net of discounts and allowances        $    561,975          $     581,929         $     518,776

Cost of sales                                      454,911                449,885               439,846
                                            -----------------      -----------------     -----------------
Gross profit                                       107,064                132,044                78,930

Selling, general and administrative expense         76,347                 92,212                68,037

Research and development expense                     5,063                  4,163                 3,562

Asset impairments                                    9,442                      -                 2,875

Restructuring                                            -                      -                 8,059

Loss contingency (Notes 1 and 13)                  200,000                      -                     -
                                            -----------------      -----------------     -----------------
Operating profit (loss)                           (183,788)                35,669                (3,603)

Equity in earnings of  unconsolidated                  953                    423                     -
    subsidiaries

Dividend income from unconsolidated                  1,055                      -                     -
    subsidiary

Interest expense                                     4,667                  2,864                   952

Other income (expense), net                          1,664                    581                  (958)
                                            -----------------      -----------------     -----------------
Earnings (loss) before income taxes               (184,783)                33,809                (5,513)

Provision for (benefit from) income taxes           27,934                 12,687                (2,076)
                                            -----------------      -----------------     -----------------
Net earnings (loss)                           $   (212,717)         $      21,122         $      (3,437)
                                            =================      =================     =================
Basic earnings (loss) per common share        $     (17.86)          $       1.76         $        (.29)
                                            =================      =================     =================
Diluted earnings (loss) per common share      $     (17.86)          $       1.74         $        (.29)
                                            =================      =================     =================
Dividends paid                                $         -           $           -         $           -
                                            =================      =================     =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                    (DOLLAR AMOUNTS IN THOUSANDS)


                                                           December 28, 1997      December 29, 1996
                                                           -----------------      -----------------
ASSETS
Cash and short-term investments                                 $     991              $   8,297
Receivables                                                        70,616                 56,888
Inventories                                                        48,257                 44,055
Current portion of deferred income taxes                            1,800                 10,575
Prepaid expenses                                                      697                    957
                                                           ------------------     -----------------
     Total current assets                                         122,361                120,772
Property and equipment                                            118,383                116,338
Construction in progress                                           11,154                 10,117
Assets held for sale                                               11,073                 14,421
Patents and trademarks                                                  -                    676
Deferred income taxes                                                   -                 26,293
Investment in unconsolidated subsidiary at cost                    19,964                 16,531
Investment in and advances to unconsolidated
     subsidiaries, at equity                                       53,844                 29,484
Goodwill                                                           34,739                 36,658
Other assets                                                        4,624                  1,800
                                                           ------------------     -----------------
     Total assets                                               $ 376,142              $ 373,090
                                                           ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                           $  14,185              $       -
Checks issued but not cleared                                       9,375                 10,233
Accounts payable                                                   40,305                 37,067
Accrued liabilities                                                32,392                 38,495
Accrued  loss contingency (Notes 1 and 13)                        200,000                      -
                                                           ------------------     -----------------
     Total current liabilities                                    296,257                 85,795
Long-term debt                                                     70,000                 70,000
Deferred compensation                                               1,275                    330
Deferred income taxes                                               3,656                  2,260
                                                           ------------------     -----------------
     Total liabilities                                            371,188                158,385

Commitments and contingencies (Notes 1, 13 and 14)

Shareholders' equity:
Preferred stock:  authorized 10,000,000 shares, no                      -                      -
     shares issued, $.01 par value
Common stock:  authorized 25,000,000 shares,
     issued  12,343,324 and 12,288,293, $.01 par                      123                    123
     value
Capital surplus                                                   144,368                143,205
Foreign currency translation adjustment                            (1,066)                  (614)
Retained earnings (deficit)                                      (128,376)                84,341
Less:  treasury stock, 388,658 and 535,250 shares,
     at cost                                                      (10,095)               (12,350)
                                                           ------------------     -----------------
     Total shareholders' equity                                     4,954                214,705
                                                           ------------------     -----------------
         Total liabilities and shareholders' equity              $ 376,142              $ 373,090
                                                           ==================     =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Year Ended
                                               --------------------------------------------------------
                                               December 28, 1997   December 29, 1996  December 31, 1995
                                               -----------------   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                 $ (212,717)         $ 21,122           $ (3,437)
Non-cash charges to earnings:
   Depreciation and amortization                        35,514            38,828             35,992
   Deferred income taxes                                36,464             1,656                515
   Write-down of assets                                  7,967                69              4,788
Changes in working capital:
   Accounts receivable                                  (5,430)          (12,300)             1,450
   Inventories and prepaid expenses                     (3,997)            8,117             (6,184)
   Accounts payable                                      3,238              (224)             5,902
   Accrued liabilities and loss contingency            192,615            11,777              4,646
   Checks issued but not cleared                          (858)                1                 84
Other                                                    1,267              (757)            (1,196)
                                               -----------------   -----------------  -----------------
   Net cash provided by operating activities            54,063            68,289             42,560
                                               -----------------   -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property and equipment                (49,420)          (48,867)           (17,433)
Proceeds from sale of property and equipment            10,266             3,822                111
Acquisition of Pope & Talbot, Inc.'s disposable
   diaper business assets                                   -           (56,963)                  -
Investment in Grupo P.I. Mabe, S.A. de C.V.             (3,433)          (15,908)                 -
Investment in and advances to
    unconsolidated subsidiaries, at equity             (24,102)          (11,033)                 -
Other                                                   (9,104)           (1,731)               173
                                               -----------------   -----------------  -----------------
   Net cash used by investing activities               (75,793)         (130,680)           (17,149)
                                               -----------------   -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in short-term borrowings        14,185            (1,760)            (6,382)
Proceeds from U.S. bank credit facility                 25,000            85,000              2,000
Repayments of U.S. bank credit facility                (25,000)          (15,000)            (8,000)
Sale of common stock                                       239               641                  -
Purchases of treasury stock                                  -           (10,083)            (3,823)
                                               -----------------   -----------------  -----------------
    Net cash provided (used) by financing
     activities                                         14,424            58,798            (16,205)
                                               -----------------   -----------------  -----------------
NET INCREASE (DECREASE) IN CASH                         (7,306)           (3,593)             9,206

Cash at beginning of period                              8,297            11,890              2,684
                                               -----------------   -----------------  -----------------
Cash at end of period                               $      991          $  8,297           $ 11,890
                                               =================   =================  =================
Cash paid (received) during the year for:

   Interest (net of amounts capitalized)            $    4,259          $  2,961           $    586
                                               =================   =================  =================
   Income taxes                                     $   (4,242)         $ 15,189           $   (646)
                                               =================   =================  =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                             Foreign     Retained
                                    Common      Capital     Currency     Earnings      Treasury
                                    Stock       Surplus    Translation    (loss)         Stock
                                  ----------  ----------  ------------- ------------  -----------
BALANCE, December 25, 1994          $   116    $ 129,741     $  (834)    $  66,656      $     -
   Net loss                               -            -           -        (3,437)           -
   Issue common stock                     3        2,981           -             -          113
   Translation adjustment                 -            -         173             -            -
   Purchase of treasury stock             -            -                         -       (3,823)
                                  ----------  ----------  ------------- ------------  -----------
BALANCE, December 31, 1995              119      132,722        (661)       63,219       (3,710)
   Net earnings                           -            -           -        21,122            -
   Issue common stock                     4       10,483           -             -        1,443
   Translation adjustment                 -            -          47             -            -
   Purchase of treasury stock             -            -           -             -      (10,083)
                                  ----------  ----------  ------------- ------------  -----------
BALANCE, December 29, 1996              123      143,205        (614)       84,341      (12,350)
   Net loss                               -            -                  (212,717)          -
   Issue common stock                     -        1,163           -             -        2,255
   Translation adjustment                 -            -        (452)            -            -
                                  ----------  ----------  ------------- ------------  -----------
BALANCE, December 28, 1997          $   123    $ 144,368   $   (1,066)   $(128,376)   $ (10,095)
                                  ==========  ==========  ============= ============  ===========


The following summarizes the changes in the number of shares of capital stock:

                                                                   Common Stock         Treasury Stock
                                                               ---------------------  --------------------
BALANCE, December 25, 1994                                          11,623,221                   -
Issue common stock - 1995 Incentive Compensation Plan                   78,744                   -
Issue common stock - Profit Sharing and Savings Plan                   149,539              (7,578)
Purchase of treasury stock                                                   -             252,900
                                                               ---------------------  --------------------
BALANCE, December 31, 1995                                          11,851,504             245,322
Issue common stock - Pope & Talbot disposable diaper business          387,800                   -
Issue common stock - 1995 Incentive Compensation Plan                   26,157              (3,000)
Issue common stock - 1996 Non-Officer Employee Incentive
   Compensation Plan                                                         -             (30,000)
Issue common stock - Profit Sharing and Savings Plan                         -             (54,372)
Issue common stock - Exercise of stock options                          22,832             (10,500)
Purchase of treasury stock                                                   -             387,800
                                                               ---------------------  --------------------
BALANCE, December 29, 1996                                          12,288,293             535,250
Issue common stock - 1995 Incentive Compensation Plan                   36,655                   -
Issue common stock - 1996 Non-Officer Employee Incentive
   Compensation Plan                                                    12,279                   -
Issue common stock - Profit Sharing and Savings Plan                     3,597            (135,845)
Issue common stock - Exercise of stock options                           2,500             (10,747)
                                                               ---------------------  --------------------
BALANCE, December 28, 1997                                          12,343,324             388,658
                                                               =====================  ====================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1:    CHAPTER 11 PROCEEDINGS

On January 6, 1998 Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor in possession under the Bankruptcy Code.

The Procter & Gamble Company ("P&G") had filed a claim against the Company in the United States District Court for the District of Delaware, alleging that the Company's disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G.

On December 30, 1997, the District Court issued a Judgment and Opinion which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While the final damages number has not been adjudicated by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. The Bankruptcy Court will set a date by which creditors must file proofs of claims which arose prior to the Chapter 11 filing.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION AND RELATED INFORMATION

Paragon is the leading manufacturer of store brand infant disposable diapers in the United States and Canada. Paragon manufactures a line of premium and economy diapers, training pants, feminine care and adult incontinence products, household cleaners and air freshener products which are distributed throughout the United States and Canada, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. Paragon has also established international joint ventures in Mexico, Argentina and Brazil for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its wholly owned subsidiaries, Paragon Trade Brands (Canada) Inc. and Paragon Trade Brands International, Inc. ("PTBI"). All significant intercompany transactions and accounts have been eliminated.

The consolidated financial statements were prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's estimates and assumptions. The estimates and assumptions of management affect the reported amounts of assets, liabilities, revenues and expenses, including disclosures regarding contingent assets and liabilities. Actual results may differ from those reported due to these estimates and assumptions.

The Company uses a 52 to 53-week year. The fiscal years ended December 28, 1997 and December 29, 1996 include 52 weeks. The fiscal year ended December 31, 1995 includes 53 weeks.

CASH AND SHORT-TERM INVESTMENTS

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates fair value. The obligation for outstanding checks is reflected as checks issued, but not cleared.

FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At December 28, 1997 and December 29, 1996, the Company did not have any forward contracts outstanding. The Company's other off-balance sheet risks are not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of its financial instruments approximate their carrying values as of the balance sheet dates. Accordingly, no separate disclosure of fair value is made.

NONCASH TRANSACTIONS

During the fiscal years ended December 28, 1997 and December 29, 1996, the Company issued 188,376 and 113,529, respectively, shares of common stock to key management and employees through the Company's Long-Term Incentive Compensation Plan and its Profit Sharing and Savings Plan (see Note 6). The balance sheet effect of issuing these shares of common stock was a decrease in accrued liabilities of $3,354 and $2,919, respectively, and an increase in equity by an equal amount without the use of cash.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out ("LIFO") method is used to cost domestic pulp and diaper-related finished goods inventories. The first-in, first-out ("FIFO") method is used to cost all other inventories. Had the FIFO method been used to cost the domestic pulp and finished goods inventories, the amounts at which they are stated would have been $509 and $602 greater at December 28, 1997 and December 29, 1996, respectively. During 1996, the Company liquidated certain LIFO inventories that were carried at higher costs prevailing in prior years. The effect of this liquidation was to decrease earnings before taxes by approximately $1,100.

PROPERTY AND EQUIPMENT

Paragon's property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided on the straight-line method at rates based upon estimated useful lives as follows:

          Buildings                                       20 to 40 years
          Building improvements                                 10 years
          Machinery, equipment, furniture and fixtures     2 to 10 years

The cost and related depreciation of property sold or retired is removed from the property and allowance for depreciation accounts and the gain or loss is recorded.

PATENTS AND TRADEMARKS

The Company operates in a commercial field in which patents relating to the products, processes, apparatus and materials are more numerous than in many other fields. The Company takes careful steps in designing, producing and selling its products to avoid infringing any valid patents of its competitors. However, there can be no assurance that the Company will not be challenged with respect to patents in the future (see Note 13).

Purchased patents and trademarks are amortized on a straight-line basis over a five- to ten-year life. In 1997, the Company evaluated the remaining value of one of the purchased patents and wrote-off the entire amount of $255.
Amortization expense was $676 for the year ended December 28, 1997, including the write-off. Amortization expense was $501 and $456 for the years ended December 29, 1996 and December 31, 1995, respectively. Accumulated amortization was $5,523 and $4,847 at December 28, 1997 and December 29 1996, respectively. All purchased patents were fully amortized as of December 28, 1997.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

On January 26, 1996, the Company through its wholly owned subsidiary PTB International, Inc. ("PTBI") completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") for $15,300 in cash plus additional consideration based on Mabesa's future financial results through 2001. In 1997, based on Mabesa's 1996 financial results, the Company paid additional consideration of $3,400. The Company also acquired the option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. The investment is carried at cost in the accompanying balance sheet.

The Company also owns a 49 percent interest in Paragon-Mabesa International, S.A. de C.V. ("PMI"). The investment is accounted for using the equity method.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Mabesa owns the remaining 51 percent. Stronger will be used to establish additional Latin American joint ventures. The investment is accounted for using the equity method.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A. ("Serenity"), the third largest diaper manufacturer in Argentina, for approximately $11,600 in cash plus earn-out payments based on Serenity's future financial results over the next three years. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5,700 to Stronger, its pro-rata share of the purchase price, and has guaranteed earn-out payments estimated not to exceed $3,300 through 2000.

On November 10, 1997, Stronger acquired 100 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC") for approximately $10,500 in cash from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products. PTBI advanced $5,100 to Stronger, its pro-rata share of the purchase price.

The investment in Stronger exceeds the underlying net assets by $6,406. The difference is being amortized over a 40 year life.

There have been no dividend distributions to the Company from PMI or Stronger. The Company received a dividend distribution of $1,055 from Mabesa in the year ended December 28, 1997. There was no dividend distribution from Mabesa for the year ended December 29, 1996.

GOODWILL

On February 8, 1996, the Company completed the purchase of substantially all of the assets of Pope & Talbot, Inc.'s ("P&T") disposable diaper business. Goodwill represents the excess of the cost of these assets over their estimated fair value at the date of acquisition and is amortized on a straight-line basis over 20 years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be realizable. When factors indicate that goodwill should be evaluated for possible impairment, the Company compares an estimate of the related business segment's undiscounted net cash flow over the remaining life of the related goodwill to determine whether the goodwill is recoverable.

Amortization expense was $1,919 and $1,735 for the years ended December 28, 1997 and December 29, 1996, respectively. Accumulated amortization was $3,654 and $1,735 as of December 28, 1997 and December 29, 1996, respectively.

TREASURY STOCK

In July 1995, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's outstanding common stock. Purchases may be made periodically in the open market or in privately-negotiated transactions over an extended period of time, if and when management believes market conditions warrant. During the fiscal year ended December 29, 1996, the Company repurchased 387,800 shares at a cost of $10,083. The Company reissued 135,845 and 87,322 of these shares through its Long-Term Incentive and Profit Sharing Plans in the years ended December 28, 1997 and December 29, 1996, respectively. The Company reissued 10,747 and 10,500 shares for the exercise of stock options in the years ended December 28, 1997 and December 29, 1996, respectively (see Note 6).

SIGNIFICANT SALES

During the years ended December 28, 1997, December 29, 1996 and December 31, 1995, the percentages of net sales to an individual customer whose sales represent in excess of 10 percent of net sales were 15 percent, 13 percent and 11 percent, respectively.

INCOME TAXES

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured based on enacted tax laws and rates without anticipation of future changes. Effects on deferred taxes of enacted changes in tax laws are recognized in income for financial statement purposes in the period of enactment.

As of December 28, 1997, there were approximately $10,077 of cumulative undistributed earnings of the Company's foreign subsidiaries and investments accounted for by the equity method. U.S. taxes have not been provided for on these earnings. Under existing law, undistributed earnings are not subject to U.S. tax until distributed as dividends. Any future earnings are intended to be indefinitely reinvested in these operations. Furthermore, any taxes that are paid to foreign governments on such future earnings may be used, in whole or in part, as credits against the U.S. tax on any distributions from such earnings.

Income taxes have been provided for all items included in the consolidated earnings (loss) statements, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from tax-basis goodwill and reserves not currently deductible.

FOREIGN CURRENCY

Non-U.S.   assets  and  liabilities  are  translated  into  U.S.  dollars  using period-end exchange rates. Revenues and expenses are translated at average rates during the period.

PROFIT SHARING AND 401(K) PLANS

Effective February 2, 1993, Paragon adopted both a defined contribution profit sharing plan and a 401(k) savings plan covering most of its employees. On October 1, 1993, the two plans were merged, amended and restated into one plan, the Paragon Trade Brands, Inc. Profit Sharing and Savings Plan. The name of the plan was changed by resolution of the Board of Directors in December 1995 to Paragon Retirement Investment Savings

Management Plan ("PRISM"). The plan provides for both employer-matching contributions based on voluntary salary deferrals of employees and discretionary employer contributions. Plan participants are fully vested with respect to employer contributions after three years of service. Employee contributions vest immediately. Contributions to the plan are based on various levels of employee participation. Plan expense for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 was $1,141, $2,607 and $1,475,
respectively.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years and interim periods ending after December 15, 1997. The adoption of this statement did not have a significant impact on the Company's results of operations.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them to the current year's presentation.

NOTE 3:    ASSET IMPAIRMENTS

Asset impairments were $9,442 and $2,875 for the years ended December 28, 1997 and December 31, 1995, respectively. There were no asset impairments for the year ended December 29, 1996.

The asset impairments for the year ended December 28, 1997 include a $5,000 write-off of software and associated consulting costs related to the Company's enterprise-wide information system installation. The write-off was due to the inability of the software to perform as represented during the software selection process. The asset impairments also include a write-down of $4,442 for the shutdown of the tampon-related manufacturing equipment at the feminine care products operation. The equipment has been written down to estimated net selling price and is categorized as assets held for sale on the balance sheet. Also included in the shut down of the tampon producing operation were write-offs of $900 for raw material, finished goods and spare-part inventories which were charged to cost of sales for the year ended December 28, 1997.

The asset impairments for the year ended December 31, 1995 were primarily due to the cancellation of capital projects.

NOTE 4:    OTHER INCOME (EXPENSE), NET

Other income was $1,664 and $581 in 1997 and 1996, respectively compared to other expense of $958 in 1995. The primary increase in income in 1997 and 1996 was due to interest income from PMI. The expense in 1995 was due to one-time charges, including legal settlement costs.

NOTE 5:    INCOME TAXES

Taxes on income are based on earnings (losses) before taxes as follows:

                                     December 28, 1997      December 29, 1996      December 31, 1995
                                     -------------------    -------------------    -------------------
 Domestic                            $    (188,784)         $      22,035          $      (7,453)
 Foreign                                     4,001                 11,774                  1,940
                                     -------------------    -------------------    -------------------
                                     $    (184,783)         $      33,809          $      (5,513)
                                     ===================    ===================    ===================

Provisions for (benefits from) income taxes include the following:

                                     December 28, 1997      December 29, 1996      December 31, 1995
                                     -----------------      -----------------      -----------------
Federal:
      Current                            $  (6,594)             $  8,651                $  (2,162)
      Deferred                              33,494                (1,098)                      68
                                     -----------------      -----------------      -----------------
                                            26,900                 7,553                   (2,094)
                                     -----------------      -----------------      -----------------
State:
      Current                               (1,197)                1,496                     (702)
      Deferred                                 833                  (200)                     194
                                     -----------------      -----------------      -----------------
                                              (364)                1,296                     (508)
                                     -----------------      -----------------      -----------------
Foreign:
      Current                                1,803                 1,578                      273
      Deferred                                (405)                2,260                      253
                                     -----------------      -----------------      -----------------
                                             1,398                 3,838                      526
                                     -----------------      -----------------      -----------------
                                         $  27,934              $ 12,687                $  (2,076)
                                     =================      =================      =================


A reconciliation between the federal statutory rate and the effective tax rate follows:

                                      December 28, 1997      December 29, 1996     December 31, 1995
                                      -----------------      -----------------     -----------------
Expected provision at the
    statutory rate                       $  (64,674)            $  11,833              $ (1,930)
State income taxes, net of
    federal tax benefit                      (6,640)                1,319                  (330)
Research and experimental credit                 -                    (50)                  (75)
Change in valuation allowance                99,052                   (78)                 (199)
Foreign dividend previously taxed               369                     -                     -
All other, net                                (173)                  (337)                  458
                                     -----------------      -----------------      -----------------
                                         $   27,934             $  12,687              $ (2,076)
                                     =================      =================      =================

Net deferred tax assets (liabilities) at December 28, 1997 and December 29, 1996 were $(1,856) and $34,608, respectively. The amounts recorded primarily reflect the following: (1) the tax effects of a step-up in the tax basis of the assets of Paragon as a result of the February 2, 1993 transfer to Paragon of substantially all the assets and liabilities of the Weyerhaeuser Company's disposable diaper business and (2) deferred tax assets due to the enactment of the Omnibus Budget Reconciliation Act of 1993, which allows amortization of intangibles, including goodwill. Net deferred income taxes are attributable to the following temporary differences:

                                                December 28, 1997       December 29, 1996
                                                -----------------       -----------------
Intangible Assets                                  $   (2,127)            $   (2,260)
                                                -----------------       -----------------
     Deferred tax liabilities                          (2,127)                (2,260)
                                                -----------------       -----------------

Depreciation/amortization                                 389                 11,151
Goodwill                                                9,902                 10,851
Reserves not currently deductible                      85,814                 10,503
Package design costs                                    2,099                  1,970
Land                                                      393                    407
All other, net                                          1,007                  2,267
                                                -----------------       -----------------
     Deferred tax assets                               99,604                 37,149
                                                -----------------       -----------------
Deferred tax assets valuation allowance               (99,333)                  (281)
                                                -----------------       -----------------
     Total deferred taxes, net                     $   (1,856)            $   34,608
                                                =================       =================


The Company has recorded a valuation allowance with respect to its net deferred tax assets as realization is dependent upon sufficient future taxable income.

NOTE 6: LONG-TERM INCENTIVE, DEFERRED COMPENSATION, PROFIT SHARING AND PENSION PLANS, INCLUDING 401(K)

LONG-TERM INCENTIVE PLANS

The Company's Long-Term Incentive Compensation Plan ("LTIC Plan") and its 1995 Incentive Compensation Plan ("1995 Plan") are administered by the Compensation Committee of the Board of Directors. In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The LTIC, 1995 and 1996 Plans are designed to link management rewards with the long-term interests of Paragon's shareholders. Currently, long-term incentives are provided through grants of stock options, stock appreciation rights ("SARs") and restricted stock. Given the uncertainties related to the Company's Chapter 11 filing, the Compensation Committee of the Company's Board of Directors has voted to suspend the grant of stock option awards or SARs until the Company successfully emerges from Chapter 11.

RESTRICTED STOCK GRANTS

In 1997, restricted shares of common stock were issued at a discounted value in lieu of some or all of cash bonuses for key employees, at the employee's discretion. In 1996, restricted shares of common stock were issued at a discounted value in lieu of all of the cash bonuses for the Chief Executive Officer, President and Chief Financial Officer for services rendered in 1995. Also in 1996, restricted shares of common stock were granted to key employees, not eligible for stock options or SAR grants, as part of the corporate headquarters relocation to Atlanta. During the fiscal years ended December 28, 1997, and December 29, 1996, there were 12,279 and 30,000 shares of common stock issued under the 1996 Plan as restricted shares, respectively. During the fiscal years ended December 28, 1997 and December 29, 1996, there were 36,655 and 29,157 shares of common stock, respectively, issued under the 1995 Plan, as restricted and bonus shares. The restricted shares are non-transferable for two years. The 1995 and 1996 Plans provide that a maximum of 150,000 and 250,000 shares, respectively, are available for grant thereunder as restricted shares or other stock based awards. Compensation expense is recorded for the stock grants at their discounted amounts. Compensation expense recorded for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 was $856, $800 and $651, respectively. The weighted average fair value per share of stock granted was $17.50 and $24.52 for the years ended December 28, 1997 and December 29, 1996, respectively.

STOCK OPTIONS AND SARS

The LTIC, 1995 and 1996 Plans have a maximum of 800,000, 450,000 and 400,000 shares available, respectively, for grant as stock options or SARs. Stock options, when granted to key management, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. The Company also has a maximum of 100,000 shares available for grant under the Stock Option Plan for Non-Employee Directors ("Director Plan"). Stock options are awarded to directors at amounts that approximate market value at the date of the grant. Awards vest 100 percent after one year and have a term of 10 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies APB Opinion 25 in accounting for stock options granted under the 1995, LTIC and Director Plans. Accordingly, no compensation cost has been recognized for these plans in 1997, 1996 or 1995. Had compensation cost been recognized on the basis of fair value pursuant to FASB Statement No. 123, net earnings (loss) and earnings (loss) per share would have been affected as follows:

                                     December 28, 1997       December 29, 1996    December 31, 1995
                                     -----------------       -----------------    -----------------
NET EARNINGS (LOSS)
    As reported                      $       (212,717)       $        21,122      $         (3,437)
    Pro forma                        $       (213,265)       $        20,486      $         (3,808)

BASIC EARNINGS (LOSS) PER SHARE
    As reported                      $         (17.86)       $          1.76      $          (0.29)
    Pro forma                        $         (17.90)       $          1.70      $          (0.32)

DILUTED EARNINGS (LOSS) PER SHARE
    As reported                      $         (17.86)       $           1.74     $          (0.29)
    Pro forma                        $         (17.90)       $           1.68     $          (0.32)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes multiple option pricing model with the following assumptions for the years ended December 28, 1997, December 29, 1996 and December 31, 1995: a range of risk-free interest rates of 6.15 - 6.43 percent was used for the years ended December 28, 1997, and December 29, 1996; a range of risk-free interest rates of 5.24 - 5.69 percent was used for the year ended December 31, 1995; a dividend yield of 0.0 percent was used for all three years; and an estimated volatility of 40 percent was used for the year ended December 28, 1997, and 44 percent was used for the years ended December 29, 1996 and December 31, 1995, respectively.

Following is a summary of the status of the 1995, LTIC and Director Plans during the years ended December 28, 1997, December 29, 1996 and December 31, 1995.

                            December 28, 1997           December 29, 1996           December 31, 1995
                        --------------------------  --------------------------  --------------------------
                                       Weighted                    Weighted                    Weighted
                                        Average                     Average                    Average
                         Number of     Exercise      Number of     Exercise      Number of     Exercise
                          Shares         Price        Shares         Price        Shares         Price
                        ------------  ------------  ------------  ------------  ------------   -----------
Outstanding,
   beginning of period    735,932        $21.00       703,678        $20.40       570,770         $23.34
Granted                    91,000         16.42        89,000         24.78       220,150          13.73
Exercised                  13,247         18.03        33,332         19.00             -            -
Forfeited                  38,750         22.10        23,414         20.30        87,242          22.78
Expired                         -             -             -             -             -             -
                        ----------------------------------------------------------------------------------
Outstanding, end of
   period                 774,935        $20.46       735,932        $21.00       703,678         $20.40
                          =======                     =======                     =======
Options exercisable
   end of period          518,103        $21.18       368,361        $21.53       233,057         $22.27
                          =======                     =======                     =======
Weighted average
   fair value of options
   granted during the
   period                 $  8.95                     $ 14.05                     $  7.63
                          =======                     =======                     =======


Following is a summary of the status of options granted under the 1995, LTIC and Director Plans at December 28, 1997:

                                      Outstanding Options                            Exercisable Options
                     -----------------------------------------------------       ---------------------------
                                  Weighted Average                                              Weighted
 Exercise Price                 Remaining Contractual     Weighted Average                       Average
     Range           Number         Life (Years)          Exercise Price         Number       Exercise Price
----------------     ------     ---------------------     ----------------       ------      --------------
 $12.69-$16.44       261,323            7.91                    $14.55            95,904         $13.79
 $17.13-$24.38       319,830            5.37                    $20.25           306,247         $20.19
 $24.88-$31.13       193,782            6.87                    $28.76           115,952         $29.93
                     -------                                                     -------
 $12.69-$31.13       774,935            6.61                    $20.46           518,103         $21.18
                    =========                                                   =========

The following summarizes transactions involving SARs granted to key management during the years ended:

                                              December 28, 1997                   December 29, 1996
                                        -------------------------------     ------------------------------
                                         Number           Weighted           Number          Weighted
                                           of              Average             of             Average
                                          SARs         Exercise Price         SARs        Exercise Price
                                        ----------     ----------------     ---------     ----------------
Outstanding, beginning of period          121,330             $24.32               -                  -
Granted                                   122,330             $16.64         121,330             $24.32
Forfeited                                   8,000             $23.82                                  -
                                            -----                           --------
Outstanding, end of period                235,660             $20.35         121,330             $24.32
Exercisable, end of period                 28,585             $24.28               -                  -


SARs, when granted, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. Compensation expense is recorded based on the period-ending stock price in relation to the SAR exercise price. Compensation expense recorded in 1997 and 1996 was $(34) and $220, respectively.
Redemption of the SARs, when exercised, will be in cash.

DEFERRED COMPENSATION PLAN

The Company adopted the Paragon Trade Brands, Inc. Deferred Compensation Plan ("DCP") in April 1997. The DCP is an unfunded, non-qualified deferred compensation plan under which eligible employees of the Company and members of the Board of Directors may elect, on a voluntary basis, to defer compensation until retirement or termination from the Company or the Board. Eligible participants are selected for participation by a Committee (the "Plan Committee") which consists of the Board or a committee appointed by the Board.

Eligible participants may elect to defer up to 50 percent of their annual base salary, up to 100 percent of their annual bonus or, in case of the directors, up to 100 percent of their director fees. A participant is fully vested in their elective deferrals. If a participant is employed at the end of the calendar year, the Company will credit the participant's account 50 percent of their elective deferrals not to exceed 25 percent of the participants combined base salary and annual bonus for the calendar year. Participants become fully vested in the Company contribution after five years of service with the Company.

Participants, at the discretion of the Plan Committee, may request that their account be invested in one or more Measurement Funds, which are chosen by the Plan Committee and are based on one or more mutual funds. To the extent that the request is approved by the Plan Committee, the funds credited to a participant's account will be adjusted to reflect gain, loss, income and expense as though the account had actually been invested in such Measurement Funds. In this regard, the Company also adopted in April 1997 a so called "rabbi trust" known as the Paragon Trade Brands, Inc. Deferred Compensation Plan Master Trust Agreement (the "Trust Agreement") with Wachovia Bank, N.A. as Trustee which is intended to serve as a funding vehicle for the DCP. However, as of December 28, 1997, the Company had not transferred any funds to the Trustee under the Trust Agreement. As of December 31, 1997, no further compensation deferrals will be permitted under the DCP. The expense recorded for the DCP was $247 in the year ended December 28, 1997.

PROFIT SHARING AND 401(K) PLANS

To further encourage the ownership of common stock by all employees, the Company maintains the PRISM Plan, formerly known as the Profit Sharing and Savings Plan, that offers both profit sharing and 401(k) features. Profit sharing contributions made during the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 consisted of 110,527, 29,613 and 118,387 shares of common stock, respectively. For the year ended December 28, 1997, the Company's 401(k) contributions consisted of cash and 28,915 shares of common stock. The Company's 401(k) contributions consisted of 24,759 and 38,730 shares of common stock for the years ended December 29, 1996 and December 31, 1995, respectively.

PENSION PLAN

The defined benefit retirement plan for hourly employees at the Company's California plant was terminated effective June 30, 1995 (see Note 17). Paragon no longer sponsors any defined benefit retirement plans. At December 31, 1995, substantially all liabilities were settled under the plan through lump sum distributions or purchased non-participating annuities. The settlement loss recognized due to termination of the plan was $1,037.

The actuarial cost method used in determining pension expense for the defined benefit plan was the projected unit credit method. Net pension expense for the year ended December 31, 1995 was $41.

NOTE 7:    RECEIVABLES

Receivables consist of the following:

                                                  December 28, 1997            December 29, 1996
                                                  -----------------            -----------------
Accounts receivable - trade                         $   52,583                   $   51,634
Other receivables                                       24,568                       12,891
                                                  -----------------            -----------------
                                                        77,151                       64,525
Less:  Allowance for doubtful accounts                  (6,535)                      (7,637)
                                                  -----------------            -----------------
Net receivables                                     $   70,616                   $   56,888
                                                  =================            =================

The increase in other receivables primarily represents the sale of equipment to unconsolidated subsidiaries (Note 12) and an increase in refundable income taxes.

NOTE 8:    INVENTORIES

Inventories consist of the following:

                                                 December 28, 1997           December 29, 1996
                                                 -----------------           -----------------
LIFO:
      Raw materials - pulp                         $      381                  $      407
      Finished goods                                   25,770                      21,090
FIFO:
      Raw materials - other                             8,561                       9,131
      Materials and supplies                           20,942                      21,230
                                                 -----------------           -----------------
                                                       55,654                      51,858
      Reserve for excess and obsolete
          items                                        (7,397)                     (7,803)
                                                 -----------------           -----------------
Net Inventories                                    $   48,257                  $   44,055
                                                 =================           =================

NOTE 9:    PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                 December 28, 1997           December 29, 1996
                                                 -----------------           -----------------
Land                                               $    3,741                  $    3,757
Buildings and improvements                             40,191                      36,702
Machinery and equipment                               226,951                     229,289
                                                 -----------------           -----------------
                                                      270,883                     269,748
Less:   Allowance for depreciation                   (152,500)                   (153,410)
                                                 -----------------           -----------------
Net property and equipment                         $  118,383                  $  116,338
                                                 =================           =================

NOTE 10:   ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                 December 28, 1997           December 29, 1996
                                                 -----------------           -----------------
Payroll - wages and salaries, incentive
    awards, retirement, vacation and
    severance pay                                  $   10,375                  $   14,975
Coupons outstanding                                     3,824                       6,230
Integration/relocation reserves                         2,575                       5,943
Income taxes payable - current                            195                       1,327
Other                                                  15,423                      10,020
                                                 -----------------           -----------------
Total                                              $   32,392                  $   38,495
                                                 =================           =================

NOTE 11:   BANK CREDIT FACILITIES

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70,000. Borrowings under this credit facility are reflected as long-term debt in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds. The Company is also required to maintain certain financial covenants under the agreement. At December 28, 1997, Paragon Trade Brands (Canada) Inc. maintained a Cdn $5,000 revolving term credit facility, guaranteed by the Company, available through October 1998. At December 28, 1997, borrowings under this credit facility totaled $1,385. Borrowings under this facility are reflected as short-term borrowings in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds.

The Company also has access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50,000 in uncommitted lines of credit. Borrowings under these lines of credit totaled $12,800 at December 28, 1997. Borrowings under these lines of credit are reflected as short-term borrowings in the accompanying balance sheets.

For the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, interest expense, net of amounts capitalized, was $4,667, $2,864 and $952, respectively. Capitalized interest for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, totaled $784, $1,064 and $218, respectively. Interest expense includes interest on borrowings, credit facility fees and amortization of deferred financing costs.

The Company has determined that, as of the balance sheet dates, the carrying amount of borrowings under the credit facilities and credit lines described above approximates fair value. This is based on the frequent updating of the market-based interest rates charged on these borrowings.

The terms of the revolving credit facility, revolving term credit facility and the short-term lines of credit provide that a voluntary filing of Chapter 11 results in an event of default on such indebtedness. As a result of its Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted on by the Company's creditors and shareholders and confirmed by the Bankruptcy Court.

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, the subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, Chase has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit
Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization

Obligations under the DIP Credit Facility are secured by the security interest, pledge and lien on substantially all of the Company's assets and properties and the proceeds thereof, granted pursuant to the Final Order under Sections 364(c)(2) and 364(c)(3) of the Bankruptcy Code. Borrowings under the DIP Credit Facility may be used to fund working capital and for other general corporate purposes. The DIP Credit Facility contains restrictive covenants, including among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, limitations on transactions with affiliates including investments, loans and advances, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, as well as a prohibition on the payment of dividends.

The DIP Credit Facility provides that advances made will bear interest at a rate of 0.5 percent per annum in excess of Chase's Alternative Base Rate, or at the Company's option, a rate of 1.5 percent per annum in excess of the reserve adjusted London Interbank Offered Rate for the interest periods of one, two or three months. The Company pays a commitment fee of 0.5 percent per annum on the unused portion thereof, a letter of credit fee equal to 1.5 percent per annum of average outstanding letters of credit and certain other fees.

NOTE 12:   RELATED PARTY TRANSACTIONS

The Company has entered into various agreements with its subsidiaries and affiliates to sell certain diaper making equipment and purchase a portion of its diaper needs. Prices for the various transactions are established through negotiations between the related parties. The following is a summary of significant transactions and balances with its subsidiaries and affiliates for the years ended December 28, 1997 and December 29, 1996:

PMI

Pursuant to the Joint Venture Agreement dated January 26, 1996 whereby the Company acquired a 49 percent interest in PMI, the Company agreed to sell to PMI certain diaper manufacturing equipment, finance the construction of a building and purchase a portion of its diaper needs from PMI.

                                   December 28, 1997      December 29, 1996        December 31, 1995
                                   -----------------      -----------------        -----------------
Sale of equipment                  $         194          $      14,650            $      2,828
Purchase of diapers from PMI       $      40,823          $      11,860            $          -
Due from PMI                       $      39,725          $      27,857            $      3,481
Due to PMI                         $       5,313          $           -            $          -

The amounts due from PMI are primarily for equipment purchased, the financing of the building construction and working capital funding. They are evidenced by an interest-bearing promissory note and corresponding Purchase Loan and Security Agreements. The amounts due under these agreements are carried as investments in and advances to unconsolidated subsidiaries, at equity on the balance sheet. Amounts due to PMI are carried as accounts payable on the balance sheet. Loans due from PMI are evidenced by interest-bearing promissory notes. The notes bore an interest rate of 10 percent until December 1, 1997. The notes currently bear an interest rate of approximately 7 percent. The Company believes that this rate represents the fair market rate for comparable loans of similar terms.

MABESA

The Company has purchased certain diaper product needs from Mabesa and also sold excess diaper making equipment to Mabesa.

                                                       December 28, 1997       December 29, 1996
                                                       -----------------       -----------------

Sale of equipment                                             $4,843                $      -
Purchase of diapers from Mabesa                               $2,196                $      -
Due from Mabesa                                               $3,623                $      -
Due to Mabesa                                                 $  119                $      -

The amounts due from Mabesa for equipment purchased are classified as receivables on the balance sheets. The amounts due to Mabesa are classified as accounts payable on the balance sheets. Depending on the expected payment terms under the purchase agreements, certain amounts due bear an interest rate of approximately 7 percent. The Company believes that this rate represents the fair market rate for comparable sales with similar terms.

MPC

The Company has sold certain diaper making equipment to MPC.

                                                      December 28, 1997
                                                      -----------------
Sale of equipment and technology transfer                     $2,400
Due from MPC                                                  $2,000

The amounts due from MPC for equipment purchased are classified as receivables on the balance sheets. The loan to MPC bears an interest rate of LIBOR plus 4 percent. The Company believes that this rate represents the fair market rate for comparable sales with similar terms.

At December 28, 1997, the Company had deferred gains on the sales of equipment of $4,583. These gains will be amortized to income over the depreciable life of the equipment.

NOTE 13:   LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a claim in January 1994 in the District Court for the District of Delaware that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation have been and will continue to be significant.

In December 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. While a final damages number has not been entered by the District Court, the Company estimates the liability and associated litigation costs to be approximately $200 million. The Judgment has had a material adverse effect on the Company's financial position and its results of operations. The Company has filed with the District Court a motion for a new trial or to alter or amend the Judgment. The Company has also filed its Notice of Appeal with the Federal Circuit Court of Appeals. The Company intends to vigorously pursue its motion in the District Court, as well as the appeal of the District Court's decision.

As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia on January 6, 1998.

As a result of the Company's Chapter 11 filing, further proceedings in the P&G litigation were stayed. By orders entered on January 15, 1998 and February 4, 1998, respectively, the Bankruptcy Court lifted the stay to permit the Company to pursue its motion for a new trial or to alter or amend the judgment in the District Court and to pursue its appeal. P&G has filed a motion in the Bankruptcy Court seeking to have the automatic stay lifted in order to allow P&G to seek injunctive relief and an accounting for damages. The Company opposed P&G's motion.

It is possible that the Company may be subject to similar patent claims on its diaper products sold in other countries. The Company is unable to determine the amount of any such claims at this time.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company has denied liability under the patents and has counterclaimed for patent infringement and violation of antitrust laws by K-C. In October 1996, K-C filed a motion for summary judgment with respect to the Company's antitrust counterclaim along with a motion to stay discovery pending resolution of such motion for summary judgment. On April 18, 1997, K-C filed a motion for summary judgment of noninfringement of two patents asserted by the Company and a motion for partial summary judgment construing the claims of one of the K-C patents-in-suit. On November 22, 1996, the Company filed a motion to amend its antitrust counterclaim and on June 13, 1997 filed a motion for summary judgment on one of the patents asserted by K-C. In addition, K-C has sued the Company on another patent issued to K-C which is based upon further continuation of one of the K-C patents asserted in the case. That action has been consolidated with the pending action. The Court has appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been and will be significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. K-C has filed a motion in the Bankruptcy Court seeking to have the automatic stay lifted in order to permit the proceedings in Dallas to continue. The Company opposed K-C's motion at a hearing held on February 11, 1998. The Bankruptcy Court has continued the hearing on K-C's motion until March 30, 1998.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the Company's products do not infringe any valid patent asserted by K-C.

OTHER -- The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the Chapter 11 filing and the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.

NOTE 14:   COMMITMENTS

Paragon has operating lease agreements for certain facilities that expire during the four years 1998 through 2001. Future minimum lease payments required under these noncancelable operating leases are: $265 in 1998, $184 in 1999, $63 in 2000 and $19 in 2001. Rental expense for facilities and equipment was $3,015, $2,967 and $2,013 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

Commitments for capital expenditures as of December 28, 1997 are $6,105. Other Company commitments include purchase commitments for raw materials at prevailing market rates. In early 1996, the Company entered into an agreement with Clariant International Ltd. (successor of Hoechst Celanese Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 1998. Fluff pulp, a product made from wood fibers, is another primary raw material. The Company extended the fluff pulp supply contract with Weyerhaeuser whereby it agreed to purchase 100 percent of its requirements of bleached chemical fluff pulp through August 31, 1998, at prices as favorable as those Weyerhaeuser charges other North American disposable diaper manufacturers for similar grade pulp. The Company believes that alternative sources for each of these raw materials are readily available.

As a result of the Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities. Pursuant to the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any such rejection may give rise to a pre-petition unsecured claim for damages arising therefrom.

NOTE 15:   NET EARNINGS PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                                                       Year Ended
                                               --------------------------------------------------------
                                               December 28, 1997  December 29, 1996   December 31, 1995
                                               -----------------  -----------------   -----------------

    Net earnings (loss)                            $(212,717)          $  21,122          $   (3,437)
                                                   ==========          =========          ===========
    Weighted average number of common
        shares used in basic EPS (000's)              11,913              12,022              11,725
    Effect of dilutive securities:
        Stock options (000's)                              -                 139                   -
                                               -----------------  -----------------   -----------------
    Weighted number of common shares
        and dilutive potential common stock
        in diluted EPS (000's)                        11,913              12,161              11,725
                                                    =========          =========          ===========
    Basic earnings (loss) per common share          $ (17.86)          $    1.76          $     (.29)
                                                    =========          =========          ===========
    Diluted earnings (loss) per common share        $ (17.86)          $    1.74          $     (.29)
                                                    =========          =========          ===========


Options to purchase 313,612, 223,987 and 517,028 shares of common stock outstanding during the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings per share are the same for the years ended December 28, 1997 and December 31, 1995 because the computation of diluted earnings per share was anti-dilutive.

NOTE 16:   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

FISCAL YEAR ENDED DECEMBER 28, 1997

                                                     First        Second        Third         Fourth
                                                   ---------    ----------    ---------     ----------
      Net sales                                      $ 135,685    $  135,819    $ 154,066     $136,405

      Gross profit                                      27,838        23,929       28,601       26,696

      Net earnings (loss)                                3,802         2,652        5,761     (224,932)

      Basic earnings (loss) per share of
           common stock                              $     .32    $      .22    $     .48     $ (18.82)

      Diluted earnings (loss) per share of
           common stock                              $     .32    $      .22    $     .48     $ (18.82)

      Price Range of the Company's common stock:
           High                                      $   30.00    $    18.00    $   19.13     $  23.50
           Low                                       $   14.88    $    15.25    $   15.38     $  17.50

FISCAL YEAR ENDED DECEMBER 29, 1996

                                                     First        Second        Third         Fourth
                                                   ---------    ----------    ---------     ----------
      Net sales                                    $ 137,214    $  150,717    $ 151,549     $ 142,449

      Gross profit                                    24,453        37,646       39,929        30,016

      Net earnings (loss)                               (600)        5,368       10,486         5,868

      Basic earnings (loss) per share of
           common stock                            $    (.05)   $      .44    $     .87     $     .49

      Diluted earnings (loss) per share of
           common stock                            $    (.05)   $      .44    $     .86     $     .48

      Price Range of the Company's common stock:
           High                                    $   26.50    $    25.13    $   24.00     $   29.25
           Low                                     $   19.88    $    20.00    $   18.38     $   23.25

NOTE 17:   RESTRUCTURING

On January 24, 1995, the Company announced it was restructuring its operations by closing its diaper manufacturing facility in La Puente, California and reallocating diaper production to its remaining four facilities. The La Puente plant was closed at the end of February and resulted in severing the employment of approximately 310 employees. At December 29, 1996, there were no remaining assets on the balance sheet as the facility and related production equipment have been sold. For the year ended December 31, 1995, the consolidated statement of loss included $8,059 of pretax restructuring charges as a result of the plant closure. These charges did not include gains from the sale of assets. At December 29, 1996, the restructuring plan was complete.

NOTE 18:   SUBSEQUENT EVENT

On December 31, 1997 the Company completed the acquisition of its share of Goodbaby Paragon Hygenic Products Ltd., a joint venture in China. The joint venture partners are Goodbaby Group and First Shanghai Investment of Hong Kong. Paragon maintains a 40 percent ownership position in the venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved at $15 million, to be funded over a two year period. For the year ended December 28, 1997 the Company had a receivable of $2,400 recorded for the sale of equipment to the joint venture. The receivable was paid in January 1998.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                               Balance at     Charged     Deductions     Balance at
                                                Beginning       to           from          End of
Description                                     of Period    Earnings       Reserve        Period
--------------------------------------------  ------------  -----------   ------------   ------------
Reserve deducted from related assets:
      Doubtful accounts - accounts receivable

           1997............................      $  7,637     $   (587)    $    (515)     $   6,535
                                              ============  ===========   ============   ============
           1996............................      $  5,866     $  2,965     $  (1,194)     $   7,637
                                              ============  ===========   ============   ============
           1995............................      $  5,885     $    958     $    (977)     $   5,866
                                              ============  ===========   ============   ============
      Excess and obsolete items - inventories

           1997............................      $  7,803     $  6,140     $  (6,546)     $   7,397
                                              ============  ===========   ============   ============
           1996............................      $  5,051     $  6,841     $  (4,089)     $   7,803
                                              ============  ===========   ============   ============
           1995............................      $  5,830     $  6,223     $  (7,002)     $   5,051
                                              ============  ===========   ============   ============

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the Company's directors appearing under the caption "Election of Director and Director Information" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 1998 is incorporated by reference into this report. The information under the caption "Section 16(a)
Beneficial Ownership Reporting Compliance" with respect to the Company's directors and executive officers in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 1998 is incorporated by reference into this report. The information as to the Company's executive officers is included in Part I hereof under the caption "Executive Officers" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11:   EXECUTIVE COMPENSATION

The information set forth under the caption "Director Compensation" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 1998, and the information under the caption "Executive Compensation" in such Proxy Statement relating to executive officers' compensation is incorporated by reference into this report.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 1998 is incorporated by reference into this report.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 28,1997 and December 29,
         1996

         Consolidated Earnings (Loss) Statements for the three years in the period ended December 28, 1997

         Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended December 28, 1997

         Consolidated Statements of Cash Flows for the three years in the period ended December 28, 1997

         Notes to Financial Statements

         Schedule II:  Valuation and Qualifying Accounts

(b) The registrant filed no Reports on Form 8-K during the fiscal quarter ended December 28, 1997.

(c)     EXHIBITS

        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc. 4

        Exhibit 3.2        By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995 5

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

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon 1

        Exhibit 10.6.1     Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                           October 22, 1997




        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors 1

        Exhibit 10.8*      Annual Incentive Compensation Plan 1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham 9

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole 9

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron 9

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck 9

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger 9

        Exhibit 10.15*     1995 Incentive Compensation Plan 5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 1996 8

        Exhibit 10.17      Revolving Canadian Credit Facility and Parent Guarantee 2

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

        Exhibit 10.21**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.22      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 1996 8

        Exhibit 11         Computation of Per Share Earnings (See Note 15 to Financial Statements)

        Exhibit 21.1       Subsidiaries of the Company

        Exhibit 23.1       Consent of Independent Public Accountants

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

5 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1998.

                                                   PARAGON TRADE BRANDS, INC.


                                                   By: /S/  BOBBY V. ABRAHAM
                                                       ---------------------
                                                       Bobby V. Abraham
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 27th day of March, 1998.



             /S/ BOBBY V. ABRAHAM
        ----------------------------
        Bobby V. Abraham
        Chairman and Chief Executive Officer


             /S/ ALAN J. CYRON
        ----------------------------
        Alan J. Cyron
        Executive Vice President and Chief Financial Officer
          (Principal Financial Officer)


             /S/ GARY M. ARNTS
        ----------------------------
        Gary M. Arnts
        Vice President and Controller
          (Principal Accounting Officer)


             /S/ ADRIAN D.P. BELLAMY
        ----------------------------
        Adrian D.P. Bellamy
        Director


             /S/ THOMAS B. BOKLUND
        ----------------------------
        Thomas B. Boklund
        Director


             /S/ ROBERT L. SCHUYLER
        ----------------------------
        Robert L. Schuyler
        Director

                                  EXHIBIT INDEX


        EXHIBIT            DESCRIPTION
        -------            -----------
        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc. 4

        Exhibit 3.2        By-Laws of Paragon Trade Brands, Inc., as amended through July 31, 1995 5

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

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon 1

        Exhibit 10.6.1     Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                           October 22, 1997

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors 1

        Exhibit 10.8*      Annual Incentive Compensation Plan 1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham 9

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole 9

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron 9

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck 9

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger 9

        Exhibit 10.15*     1995 Incentive Compensation Plan 5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 1996 8



        Exhibit 10.17      Revolving Canadian Credit Facility and Parent Guarantee 2

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

        Exhibit 10.21**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.22      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 1996 8

        Exhibit 11         Computation of Per Share Earnings (See Note 15 to Financial Statements)

        Exhibit 21.1       Subsidiaries of the Company

        Exhibit 23.1       Consent of Independent Public Accountants

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

5 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.