Form 10-Q
period 1998-03-29
PARAGON TRADE BRANDS INC
filed 1998-05-13
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended March 29, 1998

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


                                 (678) 969-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,924,251 shares ($.01 par value) as of March 29, 1998.


                                                                          Page 1
                                                        Exhibit Index on Page 25

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1998



                                                                        Page No.

                              PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements                                           3
                      Consolidated Statements of Operations                  3
                      Consolidated Balance Sheets                            4
                      Consolidated Statements of Cash Flows                  5
                      Notes to Financial Statements                          6

Item 2.       Management's Discussion and Analysis of Financial Condition   13
              and Results of Operations

                                PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                             19
Item 2.       Changes in Securities                             (not applicable)
Item 3        Defaults in Senior Securities                     (not applicable)
Item 4.       Submission of Matters to a Vote of                (not applicable)
               Security Holders
Item 5.       Other Information                                 (not applicable)
Item 6.       Exhibits and Reports on Form 8-K                              21

              Signature Page                                                24

              Exhibit Index                                                 25

              Exhibits                                                      28

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 2)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                       March 29, 1998             March 30, 1997
                                                       --------------             --------------
Sales, net of discounts and allowances.......           $  138,297                  $ 135,685
Cost of sales................................              110,799                    107,847
                                                 -----------------          -----------------
Gross profit.................................               27,498                     27,838
Selling, general and administrative expense..               19,052                     20,441
Research and development expense.............                1,402                        924
                                                 -----------------          -----------------
Operating profit.............................                7,044                      6,473
Equity in earnings of unconsolidated
        subsidiaries.........................                  924                         59
Interest expense (contractual interest $1,550
        during the period ended March 29, 1998)                290                        881
Other income.................................                  424                        446
                                                 -----------------          -----------------
Earnings before income taxes and bankruptcy
        costs................................                8,102                      6,097
Bankruptcy costs.............................                1,646                          -
Provision for income taxes...................                  450                      2,295
                                                 -----------------          -----------------
Net earnings ................................           $    6,006                  $   3,802
                                                 =================          =================


Basic earnings per common share..............           $       .50                 $     .32
                                                 ==================         =================
Diluted earnings per common share............           $       .50                 $     .32
                                                 ==================         =================
Dividends paid...............................           $        -                  $       -
                                                 =================          =================














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (NOTE 2)


                                                      March 29, 1998            December 28, 1997
                                                      --------------            -----------------
ASSETS
Cash and short-term investments..............           $   31,040                 $      991
Receivables..................................               66,690                     70,616
Inventories..................................               44,973                     48,257
Current portion of deferred income taxes.....                1,400                      1,800
Prepaid expenses.............................                4,111                        697
                                                 -----------------          -----------------
        Total current assets.................              148,214                    122,361
Property and equipment.......................              110,144                    118,383
Construction in progress.....................               13,365                     11,154
Assets held for sale.........................               12,296                     11,073
Investment in unconsolidated subsidiary, at
        cost.................................               19,964                     19,964
Investment in and advances to unconsolidated
        subsidiaries, at equity..............               57,603                     53,844
Goodwill.....................................               34,259                     34,739
Other assets.................................                8,000                      4,624
                                                 -----------------          -----------------
        Total assets.........................           $  403,845                 $  376,142
                                                 =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
        Short-term borrowings................           $    1,391                 $   14,185
        Checks issued but not cleared........                4,376                      9,375
        Accounts payable.....................               23,052                     40,305
        Accrued liabilities..................               33,391                     32,392
        Accrued loss contingency.............                    -                    200,000
                                                 -----------------          -----------------
        Total current liabilities............               62,210                    296,257
Liabilities subject to compromise (Note 7)...              328,142                          -
Long-term debt...............................                    -                     70,000
Deferred income taxes........................                3,222                      3,656
Deferred compensation........................                    -                      1,275
                                                 -----------------          -----------------
        Total liabilities....................              393,574                    371,188

Commitments and contingencies (Notes 1 and 9)

Shareholders' equity:
Preferred stock:  Authorized 10,000,000
        shares, no shares issued,
        $.01 par value.......................                    -                          -
Common stock:  Authorized 25,000,000 shares,
        issued 12,352,328 and 12,343,324
        shares, $.01 par value...............                  123                        123
Capital surplus..............................              143,847                    144,368
Foreign currency translation adjustment......               (1,054)                    (1,066)
Retained deficit.............................             (122,370)                  (128,376)
Less:  Treasury stock, 428,077 and 388,658
        shares, at cost......................              (10,275)                   (10,095)
                                                 ------------------         -----------------
        Total shareholders' equity...........               10,271                      4,954
                                                 -----------------          -----------------
        Total liabilities and shareholders'
         equity..............................          $   403,845                $   376,142
                                                 =================          =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                      March 29, 1998              March 30, 1997
                                                      --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................            $    6,006                 $    3,802
Non-cash charges (benefits) to earnings:
        Depreciation and amortization........                8,494                      7,957
        Deferred income taxes................                  (34)                       690
        Equity in (earnings) loss of
               subsidiaries..................                 (602)                       247
Changes in operating assets and liabilities:
        Accounts receivable..................                  535                     14,333
        Inventories and prepaid expenses.....                 (130)                    (4,728)
        Accounts payable.....................               25,506                      6,420
        Checks issued but not cleared........               (4,999)                    (2,260)
        Accrued liabilities..................                1,142                     (7,195)
Other .......................................               (1,812)                      (209)
                                                 ------------------         ------------------
        Net cash provided by operating
               activities....................               34,106                     19,057
                                                 -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment......               (3,411)                   (15,832)
Proceeds from sale of property and equipment.                3,408                        809
Investment in and advances to unconsolidated
        subsidiaries, at equity..............               (2,488)                    (3,500)
Other .......................................               (2,036)                       (88)
                                                 ------------------         -----------------
        Net cash used by investing activities               (4,527)                   (18,611)
                                                 ------------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings........                  470                      4,700
Proceeds from U.S. bank credit facility......                    -                          -
Repayments of U.S. bank credit facility......                    -                    (10,000)
Sale of common stock.........................                    -                        179
                                                 -----------------          -----------------
        Net cash provided (used) by financing
             activities......................                  470                     (5,121)
                                                 -----------------          ------------------

NET INCREASE (DECREASE) IN CASH..............               30,049                     (4,675)
Cash at beginning of period..................                  991                      8,297
                                                 -----------------          -----------------
Cash at end of period........................           $   31,040                 $    3,622
                                                 =================          =================

Cash paid (refunded) during the period for:
        Interest, net of amounts capitalized.           $    1,010                 $      873
                                                 =================          =================
        Income taxes.........................           $      840                 $   (5,553)
                                                 =================          ==================
        Bankruptcy costs.....................           $      413                 $        -
                                                 =================          =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1998
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:  CHAPTER 11 PROCEEDINGS

On January 6, 1998 Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor in possession under the Bankruptcy Code. See "Notes 9 and 10 of the Notes to Financial Statements" and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

The Company has previously disclosed that the Procter & Gamble Company ("P&G") had filed a claim against the Company in the United States District Court for the District of Delaware, alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company has also previously disclosed that if P&G were to prevail on its claims, award of all or a substantial amount of the relief requested could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion finding two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While the final damages number has not been adjudicated by the District Court, the Company and P&G have determined the damages number to be approximately $178.4 million and will jointly request that the District Court fix the damages in that amount. In addition, P&G has indicated that it will seek an award of attorneys' fees and costs. The Company and P&G have also agreed on language for the injunctive relief to be ordered by the District Court.

The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to (i) prevent P&G from placing liens on Company property; (ii) permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion; and (iii) give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. The Court has set a June 5, 1998 bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors. P&G has indicated that it currently intends to file additional unliquidated claims ranging from approximately $355 million to $1 billion relating to additional alleged diaper patent claims in the United States and other countries; the Company has been advised by patent counsel that its products do not infringe any valid claims of any of the patents asserted by P&G in the United States, and does not believe that the Company has any patent liability to P&G in foreign countries.

In addition, Kimberly-Clark Corporation ("K-C") has indicated that it intends to assert claims in excess of $100 million against the Company on account of alleged liabilities arising prior to the filing of the Chapter 11 petition and that it will assert post-filing administrative claims allegedly accruing at approximately $2 million per month. The Company is in the process of gathering information to evaluate such claims and is unable, at this time, to determine the amount, if any, of such claims which could be substantiated. See "Note 9 of the Notes to Financial Statements."

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. The following information summarizes the combined results of operations for the thirteen weeks ended March 29, 1998 and March 30, 1997, as well as the combined balance sheets as of March 29, 1998 and December 28, 1997 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                       March 29, 1998             March 30, 1997
                                                       --------------             --------------
Sales, net of discounts and allowances.......           $   14,802                 $   12,027
Gross profit.................................           $    2,431                 $    2,019
Earnings before income taxes.................           $    2,148                 $      672
Net earnings.................................           $    1,664                 $      492


                                                      March 29, 1998            December 28, 1997
                                                      --------------            -----------------
Current assets...............................           $   12,927                 $   13,692
Non-current assets...........................           $   48,923                 $   48,641
Current liabilities..........................           $    4,632                 $    7,167
Non-current liabilities......................           $    9,760                 $    9,415

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated.

The accompanying consolidated balance sheet as of December 28, 1997, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs. The results of operations for the thirteen week period ending March 29, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

The financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them to the current year's presentation.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NEW ACCOUNTING STANDARD

Effective  December  29,  1997,  the Company  adopted  SFAS No. 130,  "Reporting
Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements.
See NOTE 5.

NOTE 3:  BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                          March 29, 1998
                                                          --------------
Professional fees............................               $     1,590
Other   .....................................                        88
Interest Income..............................                       (32)
                                                      ------------------
                                                            $     1,646
                                                      ==================

NOTE 4:  INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.5 million during the period ended March 29, 1998. The Company recorded income tax expense of approximately $1,800 during the period ended March 29, 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

NOTE 5: COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                                                                    Thirteen Weeks Ended
                                                                    --------------------
                                                           March 29, 1998        March 30, 1997
                                                           --------------        --------------
Net income...................................                 $   6,006             $    3,802
Foreign currency translation adjustment......                        12                    (88)
                                                      -----------------     -------------------
Comprehensive income.........................                 $   6,018             $    3,714
                                                      =================     ==================

NOTE 6:  INVENTORIES

Inventories consist of the following:

                                                          March 29, 1998       December 28, 1997
                                                          --------------       -----------------
LIFO:
        Raw materials - pulp.................                 $     388             $      381
        Finished goods.......................                    23,482                 25,770

FIFO:
        Raw materials - other................                     7,856                  8,561
        Materials and supplies...............                    19,731                 20,942
                                                      -----------------     ------------------
                                                                 51,457                 55,654

        Reserve for excess and
            obsolete items...................                    (6,484)                (7,397)
                                                      ------------------    ------------------

Net inventories..............................                 $  44,973             $   48,257
                                                      =================     ==================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under the Company's reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Chapter 11 filing. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Company continues to operate as a debtor in possession. The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations including employee wages, benefits and expenses.

Liabilities subject to compromise are comprised of the following:

                                                         March 29, 1998     December 28, 1997
                                                         --------------     -----------------
Accrued loss contingency.....................               $  200,000           $          -
Bank debt....................................                   83,264                      -
Accounts payable.............................                   39,265                      -
Accrued liabilities .........................                    4,338                      -
Deferred compensation........................                    1,275                      -
                                                      ----------------      -----------------
                                                            $  328,142           $          -
                                                      ================      =================


NOTE 8:  EARNINGS PER COMMON SHARE

                                                                   Thirteen Weeks Ended
                                                                   --------------------
                                                          March 29, 1998         March 30, 1997
                                                          --------------         --------------

        Net earnings.........................                $    6,006            $    3,802
                                                      =================     =================

        Weighted average number of common
            shares used in basic EPS (000's)                     11,934                11,818
        Effect of dilutive securities:
            Stock options (000's)............                         -                   103
                                                      -----------------     -----------------

        Weighted number of common shares and
            dilutive potential common stock in
            dilutive EPS (000's)............                     11,934                11,921
                                                      =================     =================

        Basic earnings per common share                      $      .50            $       .32
                                                      =================     ==================
        Diluted earnings per common share                    $      .50            $       .32
                                                      =================     ==================

Options to purchase 760,853 and 329,612 shares of common stock outstanding during the periods ending March 29, 1998 and March 30, 1997, respectively, were not included in the calculation because their effect was anti-dilutive.

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. While a final damages number has not been entered by the District Court, the Company and P&G have determined the damages number to be approximately $178.4 million and will jointly request that the District Court fix the damages in that amount. In addition, P&G has indicated that it will seek an award of attorneys' fees and costs. The Company and P&G have also agreed on language for the injunctive relief to be ordered by the District Court.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. The Company has filed with the District Court a motion for a new trial or to alter or amend the Judgment. The Company intends to vigorously pursue an appeal of the Court's decision to the Federal Circuit Court of Appeals at the appropriate time.

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

It is possible that the Company or its subsidiaries or affiliates may be subject to similar patent claims on diaper products sold in other countries. The Company is unable to determine the amount of any such claims at this time.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C has filed with the Bankruptcy Court a motion for reconsideration of the Court's April 10 order.

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

NOTE 10:  BANK CREDIT FACILITIES

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70,000. Borrowings under this credit facility are reflected as long-term debt in the accompanying balance sheet at December 28,1997. Interest was at fixed or floating rates based on the financial institution's cost of funds. The Company was also required to maintain certain financial covenants under the agreement. Paragon Trade Brands (Canada) Inc. has guaranteed obligations under this revolving credit facility.

At December 28, 1997, the Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50,000 in uncommitted lines of credit. Borrowings under these lines of credit totaled $12,800 at December 28, 1997. Borrowings under these lines of credit were reflected as short-term borrowings in the accompanying balance sheet at December 28, 1997.

The terms of the revolving credit facility, and the short-term lines of credit described above provide that a voluntary filing of a Chapter 11 petition results in an event of default on such indebtedness. Amounts outstanding under these facilities are reflected as Liabilities Subject to Compromise in the accompany balance sheet as of March 29, 1998. As a result of its Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. Accordingly, no such interest expense has been recorded in the accompanying financial statements for the period subsequent to January 6, 1998.

At December 28, 1997, Paragon Trade Brands (Canada) Inc. maintained a Cdn $5,000 revolving term credit facility, guaranteed by the Company, available through October 1998. At March 29, 1998 and December 28, 1997, borrowings under this credit facility totaled $1,391 and $1,385, respectively. The filing of a Chapter 11 perdition by the Company resulted in an event of default under this revolving credit facility. Borrowings under this facility are reflected as short-term borrowings in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds.

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, the subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998 and the Third Amendment dated April 15, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

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

The Company has issued a $1,300 standby letter of credit under the DIP Credit Facility. No loans were outstanding under the DIP Credit Facility at March 29, 1998.

Paragon Trade Brands (Canada) Inc. has entered into a new $500 operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of Paragon Trade Brands (Canada) Inc.'s assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company will not guaranty borrowings under the Canadian operating credit facility. Upon the execution of a standstill agreement with the financial institutions holding the outstanding loans under the Company's pre-petition $150,000 revolving credit facility, the maximum borrowings under the Canadian operating credit facility may increase to the lesser of $3,000 or 75 percent of Paragon Trade Brands (Canada) Inc.'s trade receivables. At that time, borrowings under the Canadian revolving credit facility will be repaid with the proceeds from borrowings under the Canadian operating credit facility.

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

         THIRTEEN WEEKS ENDED MARCH 29, 1998 COMPARED TO THIRTEEN WEEKS
                              ENDED MARCH 30, 1997


CHAPTER 11 PROCEEDINGS

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a claim against it in the United States District Court for the District of Delaware, alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's inner-leg gather patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company has also previously disclosed that if P&G were to prevail on its claims, award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion finding two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While the final damages number has not been adjudicated by the District Court, the Company and P&G have determined the damages number to be approximately $178.4 million and will jointly request that the District Court fix the damages in that amount. In addition, P&G has indicated that it will seek an award of attorneys' fees and costs. The Company and P&G have also agreed on language for the injunctive relief to be ordered by the District Court.

The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries or affiliates were included in the Chapter 11 filing. The Chapter 11 filing was designed to
(i) prevent P&G from placing liens on Company property; (ii) permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion; and (iii) give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests.

The Company is currently operating as a debtor in possession under the Bankruptcy Code. The Bankruptcy Court has set a June 5, 1998 bar date for the filing of proofs of claim by creditors. P&G has indicated that it intends to file additional unliquidated claims ranging from approximately $355 million to $1 billion relating to additional alleged diaper patent claims in the United States and other countries; the Company has been advised by patent counsel that its products do not infringe any valid claims of any of the patents asserted by P&G in the United States, and does not believe that the Company has any patent liability to P&G in foreign countries.

In addition, Kimberly-Clark Corporation ("K-C") has indicated that it intends to assert claims in excess of $100 million against the Company on account of alleged liabilities arising prior to the filing of the Chapter 11 petition and that it will assert post-filing administrative claims allegedly accruing at approximately $2 million per month. The Company is in the process of gathering information to evaluate such claims and is unable, at this time, to determine the amount, if any, of such claims which could be substantiated.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 9, and 10 Notes to Financial Statements" and "PART
II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.

RESULTS OF OPERATIONS

Net earnings were $6.0 million in the first quarter of 1998 compared with net earnings of $3.8 million in the first quarter of 1997. The increase in profits in the first quarter of 1998 compared to the same period in 1997 was primarily due to lower operating losses associated with the feminine care business, improved efficiencies and lower manufacturing overhead in the baby diaper business, improved results from unconsolidated subsidiaries and lower selling, general and administrative expenses ("SG&A"). These positive factors were partially offset by higher costs of sourcing products from Paragon-Mabesa International. S.A. de C.V. ("PMI") under a supply contract, royalties payable to P&G under a product conversion agreement and higher product design costs associated with the breathable baby diaper product.

The first quarter of 1998 was also favorably impacted by a reduction in its deferred tax asset valuation allowance of $1.8 million. This benefit was partially offset by bankruptcy costs of $1.0 million, net of tax, primarily related to professional fees.

Basic earnings per share in the first quarter of 1998 were $.50 compared to basic earnings per share of $.32 in the first quarter of 1997. Excluding the effects of the tax provision and bankruptcy costs, discussed above, basic earnings per share were $.44 per share in the first quarter of 1998.

Basic earnings per share of $.50 in the first quarter of 1998 included a net loss of $.17 related to the feminine care and adult incontinence businesses. Basic earnings per share of $.32 in the first quarter of 1997 included a net loss of $.29 related to the feminine care and adult incontinence businesses. The lower losses, compared to 1997, are expected to continue throughout 1998 but the Company does not expect these businesses to break even until sometime in 1999.

NET SALES

Net sales were $138.3 million in the first quarter of 1998, a 1.9 percent increase from the $135.7 million reported in the first quarter of 1997. Diaper unit sales remained relatively flat with unit sales of 899 million diapers in the first quarter of 1998 compared to 902 million diapers in the first quarter of 1997. The increase in sales primarily reflects the sales growth of the feminine care, adult incontinence and household cleaning products businesses. Volume remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors, the continued use of multiple packs and by customer losses to a store-brand diaper competitor. Volume may also be negatively impacted by recently announced product introductions by branded manufacturers and uncertainties related to the Chapter 11 filing. These conditions are expected to continue throughout 1998.

Excluding the effect of a favorable product mix, average sales prices during the first quarter of 1998 decreased approximately 1.5 percent compared to the first quarter of 1997. The decrease in prices was primarily due to the use of multiple packs by the branded manufacturers and value segment competitors, competitive pressure from store-brand diaper competitors and significant price decreases in Canada. Although Kimberly Clark recently announced a 5 percent increase effective July 1, 1998 it is difficult to predict if the Company will recognize a price increase in 1998.

COST OF SALES

Cost of sales in the first quarter of 1998 was $110.8 million compared to $107.8 million in the first quarter of 1997, a 2.8 percent increase. As a percentage of net sales, cost of sales was 80.1 percent in the first quarter of 1998 compared to 79.4 percent in the comparable 1997 period. Costs were higher in the first quarter of 1998 compared to the same period of 1997 primarily due to the sourcing of products from PMI under a supply contract, charges related to royalties payable to P&G under a product conversion agreement and higher product design costs associated with the breathable baby diaper product. These higher costs were partially offset by the improved baby diaper efficiencies, lower baby diaper overhead costs and improved operating results in the feminine care business.

Raw material costs, including pulp, were at similar price levels in the first quarter of 1998 compared to the same period of 1997. Pulp prices are expected to remain flat during the second quarter of 1998 and increase modestly during the second half of 1998.

Baby diaper labor costs were lower during the first quarter of 1998 compared to the first quarter of 1997. The lower costs reflect the increased efficiencies including the use of automated packaging. The first quarter of 1997 included inefficiencies related to new product rollouts. Baby diaper overhead costs were lower during the first quarter of 1998 compared to the same period in 1997 due to cost management efforts. Labor and overhead costs were also lower in the feminine care business as a result of improved operating results, cost management and the shut down of tampon-related production equipment during the first quarter of 1998.

Depreciation costs were higher in the first quarter of 1998 compared to the first quarter of 1997 primarily due to the costs related to the adult incontinence business. Baby diaper depreciation costs were similar during the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $19.1 million in the first quarter of 1998 compared to $20.4 million in the first quarter of 1996. As a percentage of net sales, these expenses were 13.8 percent in 1998 compared to 15.0 percent for the same period in 1997. The decrease in costs is primarily attributable to a decrease in trade merchandising expenses, lower legal expenses related to the P&G and K-C patent litigation and lower packaging artwork expenses. It is anticipated that the trade merchandising and packaging artwork expenses will increase modestly during the second and third quarters. Legal expenditures should remain at similar levels throughout 1998. Overall, these expenses are expected to be at similar or lower levels in 1998 compared to 1997. These lower expenses were partially offset by higher incentive-based accruals and higher selling costs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.4 million in the first quarter of 1998 compared to $.9 million in the first quarter of 1997. The increase in expenditures was primarily due to baby diaper product development and testing.

INTEREST EXPENSE

Interest expense was $.3 million in the first quarter of 1998 compared to $.9 million in the first quarter of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. There were no borrowings under the DIP credit facility during the first quarter of 1998. The first quarter of 1997 included interest on approximate average borrowings of $67 million under the pre-petition revolving credit facility. These lower interest expenses were partially offset by the amortization of the DIP facility fees.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.9 million in the first quarter of 1998 compared to $.1 million in the first quarter of 1997. The increase in earnings reflects improved operating results at PMI.

BANKRUPTCY COSTS

Bankruptcy costs were $1.6 million during the first quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11 protection.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.5 million during the period ended March 29, 1998. The Company recorded income tax expense of approximately $1.8 million during the period ended March 29, 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, cash flow from earnings and non-cash charges to earnings was $13.9 million compared to $12.7 million in the same period in 1997. The increase was primarily due to improved operating results.

During the first quarter of 1998, cash flow was positively impacted by approximately $20.5 million by an increase in post-petition accounts payable and checks issued but not cleared. Cash was also positively impacted by the receipt of $3.4 million from previous equipment sales. Overall inventory balances dropped but were offset by an increase in prepaid expenses, primarily prepaid insurance and deposits to suppliers due to the bankruptcy.

The cash produced from operations supported capital expenditures of $5.4 million, including approximately $2.0 million of computer software and consulting costs, in the first quarter of 1998 compared to $15.8 million in the same period of 1997. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and automated packaging. Capital spending is expected to be approximately $39 million during 1998 and will include further expenditures for product enhancement and a company-wide information system upgrade.

The cash produced from operations also supported the Company's acquisition of its share of Goodbaby Paragon Hygenic Products Ltd., a joint venture in China on December 31, 1997. The joint venture partners are Goodbaby Group and First Shanghai Investment of Hong Kong. Paragon maintains a 40 percent ownership position in the venture. Initial registered capital of the venture was approved at $15 million, to be funded over a two-year period.

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility. See "Note 10 of Notes to Financial Statements."

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, the subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998 and the Third Amendment dated April 15, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

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

The Company may utilize, in accordance with certain covenants, its DIP credit facility for continued investments in its foreign subsidiaries. The DIP credit facility in combination with internally generated funds is anticipated to be adequate to finance these investments and the Company's 1998 capital expenditures. See "Note 10 of Notes to Financial Statements."

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

The Company plans to utilize both internal and external resources to reprogram or replace, test and implement software and other components of its systems for year 2000 modifications. The Company has targeted a completion date for year
2000 work on critical business applications of June 30, 1999. System applications have been scheduled for replacement and modification based on a risk-adjusted priority, to ensure critical programs are adequately completed in time to allow for extended testing. The projected remaining cost of the year 2000 project is currently estimated at approximately $15 million and is being funded through operating cash flow. As of March 29, 1998, approximately $6 million had been spent on the assessment of and initial efforts in connection with the year 2000 project, the purchase of software and hardware and the development of and initial work on the remediation plan.

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

RISKS AND UNCERTAINTIES

As a result of the adverse judgment in the P&G patent litigation, the Company is required to modify its current diaper design. Pursuant to an agreement with P&G, the Company has until July 6, 1998 to complete the conversion to a new diaper design. At the end of this conversion period, the Company will be required to pay P&G a 2 percent royalty on net sales of the current diapers manufactured during the conversion period. This 2 percent royalty will have a material adverse effect on future results of operations. While the Company has developed an alternative diaper design which, based on the advice of independent patent counsel, it believes does not infringe any valid patent, if the Company were unable to convert to the new design in a timely manner, or if customers do not accept the alternative design, the outcome could have a material adverse effect on the operations of the Company, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. See "PART II:
OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

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

NEW ACCOUNTING STANDARD

Effective  December  29,  1997,  the Company  adopted  SFAS No. 130,  "Reporting
Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements.

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. While a final damages number has not been entered by the District Court, the Company and P&G have determined the damages number to be approximately $178.4 million and will jointly request that the District Court fix the damages in that amount. In addition, P&G has indicated that it will seek an award of attorneys' fees and costs. The Company and P&G have also agreed on language for the injunctive relief to be ordered by the District Court.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. The Company has filed with the District Court a motion for a new trial or to alter or amend the Judgment. The Company intends to vigorously pursue an appeal of the Court's decision to the Federal Circuit Court of Appeals at the appropriate time.

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

It is possible that the Company or its subsidiaries or affiliates may be subject to similar patent claims on diaper products sold in other countries. The Company is unable to determine the amount of any such claims at this time. See "--IN RE PARAGON TRADE BRANDS, INC." below.

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

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C has filed with the

Bankruptcy Court a motion for reconsideration of the Court's April 10 order. See "--IN RE PARAGON TRADE BRANDS, INC." below.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company has taken the position that the Company's products do not infringe any valid patent asserted by K-C.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claims against P&G. Judgment was entered on January 6, 1998. While a final damages number has not been adjudicated by the District Court, the Company and P&G have determined the damages number to be approximately $178.4 million and will jointly request that the District Court fix the damages in that amount. P&G has indicated that it will seek an award of attorneys' fees and costs. The Company and P&G have also agreed on language for the injunctive relief to be ordered by the District Court.

The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code. The Court has set a June 5, 1998 bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors. P&G has indicated its current intention to file additional unliquidated claims ranging from $355 million to $1 billion relating to additional alleged diaper patent claims in the United States and other countries; the Company has been advised by patent counsel that its products do not infringe any valid claim of any of the patents asserted by P&G in the United States, and does not believe that the Company has any patent liability to P&G in foreign countries.

In addition, K-C has indicated that it intends to assert claims in excess of $100 million against the Company on account of alleged liabilities arising prior to the filing of the Chapter 11 petition and that it will assert post-filing administrative claims allegedly accruing at approximately $2 million per month. The Company is in the process of gathering information to evaluate such claims and is unable, at this time, to determine the amount, if any, of such claims which could be substantiated.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with The Chase Manhattan Bank. This facility supplements the Company's cash on hand and operating cash flow and permits the Company to continue to operate its business in the ordinary course. Legal fees and costs in connection with the Chapter 11 filing will be significant. See "Note 10 of the Notes to Financial Statements."

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

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.6.1     Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                           October 22, 199710

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors1

        Exhibit 10.8*      Annual Incentive Compensation Plan1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham9

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole9

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron9

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck9

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger9

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967




        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated
                           Credit Agreement, dated as of February 6, 19968

        Exhibit 10.17      Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                           a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                           Named Herein, as Guarantors, the Banks Party hereto, and Chase Manhattan
                           Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                           Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                           dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                           and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998)

        Exhibit 10.18      Security and Pledge Agreement, dated as of January 7, 1998

        Exhibit 10.19      Revolving Canadian Credit Facility and Parent Guarantee2

        Exhibit 10.20      Indemnification Agreements, dated as of February 2, 1993, between
                           Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts1

        Exhibit 10.21      Rights Agreement dated December 14, 1994 between Paragon Trade Brands,
                           Inc. and Chemical Bank, as Rights Agent3

        Exhibit 10.22      Asset Purchase Agreement dated December 11, 1995 by and among Paragon
                           Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and
                           Pope & Talbot, Wis., Inc. 6

        Exhibit 10.23**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.24      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

        Exhibit 11         Computation of Per Share Earnings (See Note 8 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)

(b) Report on Form 8-K dated December 30, 1997 Report on Form 8-K dated January 6, 1998


--------------------------

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

6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

10 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.

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

                                            PARAGON TRADE BRANDS, INC.



                                            By /s/ Alan J. Cyron
                                               --------------------
                                                   Alan J. Cyron
                                                   Chief Financial Officer





May 13, 1998

                                  EXHIBIT INDEX

        EXHIBIT            DESCRIPTION
        Exhibit 3.1        Certificate of Incorporation of Paragon Trade Brands, Inc.4

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

        Exhibit 10.3       License, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.4       Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon1

        Exhibit 10.5       Technology Agreement, dated as of October 15, 1987, by and between
                           Weyerhaeuser and Johnson and Johnson, as amended1

        Exhibit 10.6       Critical Supply Agreement, dated as of February 2, 1993, between
                           Weyerhaeuser and Paragon1

        Exhibit 10.6.1     Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                           October 22, 199710

        Exhibit 10.7*      Stock Option Plan for Non-Employee Directors1

        Exhibit 10.8*      Annual Incentive Compensation Plan1

        Exhibit 10.9*      1993 Long-Term Incentive Compensation Plan1

        Exhibit 10.10*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and Bobby V. Abraham9

        Exhibit 10.11*     Amended and Restated Employment Agreement, dated as of August 5, 1997, between Paragon and David W. Cole9

        Exhibit 10.12*     Employment Agreement, dated as of August 5, 1997, between Paragon and Alan
                           J. Cyron9

        Exhibit 10.13*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Catherine O. Hasbrouck9

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger9

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of
                           February 6, 19968


        Exhibit 10.17      Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                           a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                           Named Herein, as Guarantors, the Banks Party Hereto, and Chase Manhattan
                           Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                           Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                           dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                           and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998)

        Exhibit 10.18      Security and Pledge Agreement, dated as of January 7, 1998

        Exhibit 10.19      Revolving Canadian Credit Facility and Parent Guarantee2

        Exhibit 10.20      Indemnification Agreements, dated as of February 2, 1993, between
                           Weyerhaeuser and Bobby V. Abraham and Gary M. Arnts1

        Exhibit 10.21      Rights Agreement dated December 14, 1994 between Paragon Trade Brands,
                           Inc. and Chemical Bank, as Rights Agent3

        Exhibit 10.22      Asset Purchase Agreement dated December 11, 1995 by and among Paragon
                           Trade Brands, Inc., PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and
                           Pope & Talbot, Wis., Inc. 6

        Exhibit 10.23**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.24      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

        Exhibit 11         Computation of Per Share Earnings (See Note 8 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)


-------------------------

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

6 Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

10 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.