Form 10-Q
period 1998-06-28
PARAGON TRADE BRANDS INC
filed 1998-08-12
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended June 28, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,930,430 shares ($.01 par value) as of June 28, 1998.


                                                                          Page 1
                                                        Exhibit Index on Page 29

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 28, 1998



                                                                        PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                      Consolidated Statements of Operations                 3
                      Consolidated Balance Sheets                           4
                      Consolidated Statements of Cash Flows                 5
                      Notes to Financial Statements                       6-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14-22

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               23-25
Item 2.  Changes in Securities                                  (not applicable)
Item 3   Defaults in Senior Securities                                     25
Item 4.  Submission of Matters to a Vote of Security Holders               25
Item 5.  Other Information                                      (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                                25-27

         Signature Page                                                    28

         Exhibit Index                                                   29-31

         Exhibits                                                          32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER
                              SHARE DATA) (NOTE 2)

                                             THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                             --------------------                ----------------------
                                        JUNE 28, 1998       JUNE 29, 1997     JUNE 28, 1998      JUNE 29, 1997
                                        -------------       -------------     -------------      -------------
Sales, net of discounts and                $  126,991         $  135,819         $  265,288         $  271,504
        allowances..................
Cost of sales.......................          102,344            111,890            213,143            219,737
                                           ----------         ----------         ----------         ----------
Gross profit........................           24,647             23,929             52,145             51,767
Selling, general and administrative
        expense.....................           19,900             17,941             38,952             38,382
Research and development expense....            1,129                982              2,531              1,906
                                           ----------         ----------         ----------         ----------
Operating profit....................            3,618              5,006             10,662             11,479
Equity in earnings of
        unconsolidated subsidiaries.              594                  -              1,518                 59
Interest expense(1).................                -              1,210                290              2,091
Other income........................              619                480              1,043                926
                                           ----------         ----------         ----------         ----------
Earnings before income taxes and
        bankruptcy costs............            4,831              4,276             12,933             10,373
Bankruptcy costs....................            1,160                  -              2,806                  -
Provision for income taxes..........              302              1,624                752              3,919
                                           ----------         ----------         ----------         ----------
Net earnings........................       $    3,369        $     2,652        $     9,375        $     6,454
                                            =========         ==========         ==========         ==========


Basic earnings per common share.....       $      .28        $       .22        $       .79        $       .54
                                            =========         ==========         ==========         ==========
Diluted earnings per common share...       $      .28        $       .22        $       .79        $       .54
                                            =========         ==========         ==========         ==========
Dividends paid......................       $        -        $         -        $         -        $         -
                                            =========         ==========         ==========         ==========

(1)Contractual Interest                    $    1,349                           $     2,899
                                            =========                           ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 2)


                                                       JUNE 28, 1998            DECEMBER 28, 1997
                                                       -------------            -----------------
ASSETS
Cash and short-term investments..............           $   49,598                 $      991
Receivables..................................               65,374                     70,616
Inventories..................................               42,356                     48,257
Current portion of deferred income taxes.....                2,543                      1,800
Prepaid expenses.............................                4,034                        697
                                                 -----------------          -----------------
        Total current assets.................              163,905                    122,361
Property and equipment.......................              105,121                    118,383
Construction in progress.....................               13,215                     11,154
Assets held for sale.........................               14,314                     11,073
Investment in unconsolidated subsidiary, at                 22,743                     19,964
        cost.................................
Investment in and advances to unconsolidated
        subsidiaries, at equity..............               58,537                     53,844
Goodwill.....................................               33,779                     34,739
Other assets.................................               10,638                      4,624
                                                 -----------------          -----------------
        Total assets.........................           $  422,252                 $  376,142
                                                 =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
        Short-term borrowings................           $        -                 $   14,185
        Checks issued but not cleared........                8,116                      9,375
        Accounts payable.....................               30,619                     40,305
        Accrued liabilities..................               38,818                     32,392
        Accrued loss contingency.............                    -                    200,000
                                                 -----------------          -----------------
        Total current liabilities............               77,553                    296,257
Liabilities subject to compromise (Note 8)...              326,979                          -
Long-term debt...............................                    -                     70,000
Deferred income taxes........................                4,341                      3,656
Deferred compensation........................                    -                      1,275
                                                 -----------------          -----------------
        Total liabilities....................              408,873                    371,188

Commitments and contingencies (Notes 1 and 10)

Shareholders' equity:
Preferred stock:  Authorized 10,000,000
        shares, no shares issued,
        $.01 par value.......................                    -                          -
Common stock:  Authorized 25,000,000 shares,
        issued 12,359,507 and 12,343,324
        shares, $.01 par value...............                  124                        123
Capital surplus..............................              143,865                    144,368
Foreign currency translation adjustment......               (1,328)                    (1,066)
Retained deficit.............................             (119,002)                  (128,376)
Less:  Treasury stock, 429,077 and 388,658
        shares, at cost......................              (10,280)                   (10,095)
                                                 -----------------          -----------------
        Total shareholders' equity...........               13,379                      4,954
                                                 -----------------          -----------------
        Total liabilities and shareholders'
        equity                                         $   422,252                $   376,142
                                                 =================          =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)


                                                                TWENTY-SIX WEEKS ENDED
                                                                ----------------------
                                                       JUNE 28, 1998              JUNE 29, 1997
                                                       -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.................................           $    9,375                 $    6,454
Non-cash charges (benefits) to earnings:
        Depreciation and amortization........               16,877                     16,971
        Deferred income taxes................                  (58)                     3,373
        Equity in (earnings) loss of                          (870)                       641
               subsidiaries..................
Changes in operating assets and liabilities:
        Accounts receivable..................                1,851                     11,507
        Inventories and prepaid expenses.....                2,564                     (2,643)
        Accounts payable.....................               30,375                      5,093
        Checks issued but not cleared........               (1,259)                    (1,245)
        Accrued liabilities..................                9,969                     (7,567)
Other .......................................               (2,342)                    (1,001)
                                                 -----------------          -----------------
        Net cash provided by operating
               activities....................               66,482                     31,583
                                                 -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment......               (8,425)                   (29,650)
Proceeds from sale of property and equipment.                3,413                        875
Investment in Grupo P.I. Mabe, S. A. de C.V..               (2,779)                         -
Investment in and advances to unconsolidated
        subsidiaries, at equity..............               (2,762)                   (10,149)
Other .......................................               (4,534)                    (5,485)
                                                 -----------------          -----------------
        Net cash used by investing activities              (15,087)                   (44,409)
                                                 -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term                         (921)                     6,500
        borrowings...........................
Pre-petition debt payment authorized by court               (1,867)                         -
Proceeds from U.S. bank credit facility......                    -                     15,000
Repayments of U.S. bank credit facility......                    -                    (12,000)
Sale of common stock.........................                    -                        211
                                                 -----------------          -----------------
        Net cash provided (used) by financing
             Activities......................               (2,788)                     9,711
                                                 -----------------          -----------------

NET INCREASE (DECREASE) IN CASH..............               48,607                     (3,115)
Cash at beginning of period..................                  991                      8,297
                                                 -----------------          -----------------
Cash at end of period........................           $   49,598                 $    5,182
                                                 =================          =================

Cash paid (refunded) during the period for:
        Interest, net of amounts capitalized.           $    1,330                 $    1,735
                                                 =================          =================
        Income taxes.........................           $    1,309                 $   (2,528)
                                                 =================          =================
        Bankruptcy costs.....................           $       83                 $        -
                                                 =================          =================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS FOR THE
            THIRTEEN WEEK AND TWENTY-SIX PERIODS ENDED JUNE 28, 1998
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:  CHAPTER 11 PROCEEDINGS

On January 6, 1998 Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor in possession under the Bankruptcy Code. See "Notes 10 and 11 of the Notes to Financial Statements" and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

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

On December 30, 1997, the District Court issued a Judgment and Opinion finding two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claim against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. Damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The amount of the Delaware Judgment resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to (i) prevent P&G from placing liens on Company property; (ii) permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion; and (iii) give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. The bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The Company intends to vigorously pursue its appeal of the Delaware judgment. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Kimberly-Clark Corporation ("K-C") filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described herein. See "Note 10 of the Notes to Financial Statements" and "PART
II:  OTHER  INFORMATION,  ITEM  I:  LEGAL  PROCEEDINGS."  K-C's  claims  in  the
Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper. See "Note 10 of the Notes to Financial Statements."

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. The following information summarizes the combined results of operations for the thirteen and twenty-six weeks ended June 28, 1998 and June 29, 1997, as well as the combined balance sheets as of June 28, 1998 and December 28, 1997 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                            THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                            --------------------            ----------------------
                                        JUNE 28, 1998   JUNE 29, 1997   JUNE 28, 1998   JUNE 29, 1997
                                        -------------   -------------   -------------   -------------
Sales, net of discounts and              $    13,101      $    14,798     $    27,903     $    26,825
        allowances...................
Gross profit.........................          2,042            2,505           4,473           4,524
Earnings before income taxes.........          1,166              915           3,314           1,587
Net earnings.........................            903              615           2,567           1,107


                                                       JUNE 28, 1998            DECEMBER 28, 1997
                                                       -------------            -----------------
Current assets...............................           $   14,788                 $   14,782
Non-current assets...........................           $   51,444                 $   48,840
Current liabilities..........................           $    5,233                 $    8,424
Non-current liabilities......................           $    9,588                 $    8,873

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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs. The results of operations for the thirteen and twenty-six week periods ended June 28, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

The financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them to the current year's presentation.

NEW ACCOUNTING STANDARD

Effective  December  29,  1997,  the Company  adopted  SFAS No. 130,  "Reporting
Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. See "Note 5 of the Notes to Financial Statements."

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not determined the timing of or method of adoption of Statement 133. As the Company currently does not utilize derivatives, adoption of Statement 133 is not expected to have any impact on the financial statements.

NOTE 3:  BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                  THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                  --------------------    ----------------------
                                                     JUNE 28, 1998            JUNE 28, 1998
                                                     -------------            -------------
Professional fees............................          $     1,224              $     2,814
Amortization of DIP credit facility deferred
     financing costs.........................                  399                      399
Other .......................................                   22                      110
Interest Income..............................                 (485)                    (517)
                                                 -----------------        -----------------
                                                       $     1,160              $     2,806
                                                 =================        =================


NOTE 4:  INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing and filing separate tax returns was $302 and $752 during the thirteen and twenty-six week periods ended June 28, 1998, respectively. The Company recorded income tax expense of approximately $1,000 and $2,800 during the thirteen and twenty-six week periods ended June 28, 1998, respectively, which was offset by a reduction in its deferred tax asset valuation allowance.

NOTE 5: COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                                            THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                            --------------------          ----------------------
                                        JUNE 28, 1998   JUNE 29, 1997  JUNE 28, 1998   JUNE 29, 1997
                                        -------------   -------------  -------------   -------------
Net income............................    $     3,369     $     2,652    $     9,375     $     6,454
Foreign currency translation
        adjustment                               (274)            (61)          (262)           (149)
                                        -------------   -------------  -------------  --------------
Comprehensive income..................    $     3,095     $     2,591    $     9,113     $     6,305
                                        =============   =============  =============   =============

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6:  INVENTORIES

Inventories consist of the following:

                                                           JUNE 28, 1998       DECEMBER 28, 1997
                                                           -------------       -----------------
LIFO:
        Raw materials - pulp.................                 $     323             $      381
        Finished goods.......................                    19,929                 25,770

FIFO:
        Raw materials - other................                     7,463                  8,561
        Materials and supplies...............                    20,584                 20,942
                                                      -----------------     ------------------
                                                                 48,299                 55,654

        Reserve for excess and
            obsolete items...................                    (5,943)                (7,397)
                                                      -----------------     ------------------

Net inventories..............................                 $  42,356             $   48,257
                                                      =================     ==================

NOTE 7:  ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                          JUNE 28, 1998     DECEMBER 28, 1997
                                                          -------------     -----------------
Payroll - wages and salaries, incentive
        awards, retirement, vacation and
        severance pay........................                $  15,446          $     10,375
Coupons outstanding..........................                    3,573                 3,824
Royalties payable............................                    5,089                   206
Other........................................                   14,710                17,987
                                                      ----------------      ----------------
Total........................................               $   38,818          $     32,392
                                                      ================      ================


NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under the Company's reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Chapter 11 filing. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Company continues to operate as a debtor in possession. The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations including a portion of short-term borrowings and employee wages, benefits and expenses.

Liabilities subject to compromise are comprised of the following:

                                                          JUNE 28, 1998     DECEMBER 28, 1997
                                                          -------------     -----------------
Accrued loss contingency.....................               $  200,000           $         -
Bank debt....................................                   81,397                     -
Accounts payable.............................                   40,061                     -
Accrued liabilities .........................                    4,231                     -
Deferred compensation........................                    1,290                     -
                                                      ----------------      ----------------
                                                            $  326,979           $         -
                                                      ================      ================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9:  EARNINGS PER COMMON SHARE

                                          THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                          --------------------        ----------------------
                                       JUNE 28, 1998   JUNE 29, 1997 JUNE 28, 1998   JUNE 29, 1997
                                       -------------   ------------- -------------   -------------

 Net earnings..................        $      3,369    $      2,652  $      9,375   $      6,454
                                       ============    ============  ============   ============

 Weighted average number of
      common shares used in
      basic EPS (000's).........             11,928         11,935         11,931         11,877
 Effect of dilutive securities:
      Stock options (000's).....                  -             36              -             70
                                       ------------   ------------   ------------   ------------
 Weighted number of common
      shares and dilutive
      potential common stock in
      dilutive EPS (000's)......             11,928         11,971         11,931         11,947
                                       ============   ============   ============   ============

Basic earnings per common share.       $        .28   $        .22   $        .79   $        .54
                                       ============   ============   ============   ============

Diluted earnings per common
      share.....................       $        .28   $        .22   $        .79   $        .54
                                       ============   ============   ============   ============


Options to purchase 731,359 shares of common stock outstanding during the thirteen and twenty-six week periods ended June 28, 1998, were not included in the calculation because their effect was anti-dilutive. Options to purchase 513,862 and 313,862 shares of common stock outstanding during the thirteen and twenty-six week periods ended June 29, 1997, respectively, were not included in the calculation because their effect was anti-dilutive.

NOTE 10:  LEGAL PROCEEDINGS

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

P&G has asserted alleged claims against the Company regarding similar patent claims on diaper products sold in other countries. The Company has reviewed such claims and believes them to be without merit. See "--IN RE PARAGON TRADE BRANDS, INC." below.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been and will be significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the Federal District Court for the Northern District of Georgia. Briefing on this matter continues. See "--IN RE PARAGON TRADE BRANDS, INC." below.

On May 26, 1998, the special master issued his report on the majority of the motions pending before him. His report included a finding, among other things, that Paragon, as the successor-in-interest to the disposable diaper business of Pope & Talbot, Inc. ("Pope & Talbot"), has a fully paid-up license to one of the three asserted K-C inner-leg gather patents, which license runs from the date of the acquisition by the Company of Pope & Talbot. Pope & Talbot had previously obtained the license from K-C. The special master also found that K-C should be held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). The Company continues to believe that it does not infringe any valid claim of any K-C patent. The Company further believes that K-C's attempts to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper. See "--IN RE PARAGON TRADE BRANDS, Inc.," below.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not adjudicated by the District Court at that time, the Company estimated at that time that the damages were approximately $200 million. The amount of the damages award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code. The bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The Company intends to vigorously pursue its appeal of the Delaware judgment. See "--THE PROCTER & GAMBLE COMPANY
V. PARAGON TRADE BRANDS, INC.," above. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described above. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above. K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempts to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with The Chase Manhattan Bank. This facility supplements the Company's cash on hand and operating cash flow and permits the Company to continue to operate its business in the ordinary course. Legal fees and costs in connection with the Chapter 11 filing will be significant. See "Note 11 of the Notes to Financial Statements."

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The terms of the revolving credit facility and the short-term lines of credit described above provide that a voluntary filing of a Chapter 11 petition results in an event of default on such indebtedness. Amounts outstanding under these facilities are reflected as Liabilities Subject to Compromise in the accompany balance sheet as of June 28, 1998. As a result of its Chapter 11 filing, the
Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. Accordingly, no interest expense has been recorded with respect to pre-petition debt balances in the accompanying financial statements for the period subsequent to January 6, 1998.

At December 28, 1997, Paragon Trade Brands (Canada) Inc. maintained a Cdn $5,000 revolving term credit facility, guaranteed by the Company, available through October 1998. At December 28, 1997, borrowings under this credit facility totaled $1,385. The filing of a Chapter 11 petition by the Company resulted in an event of default under this revolving credit facility. Borrowings under this facility are reflected as short-term borrowings in the accompanying balance sheets. Interest is at fixed or floating rates based on the financial institution's cost of funds.

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, the subsidiaries of the Company, as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998 and the Third Amendment dated April 15, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

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

The Company has issued a $1,300 standby letter of credit under the DIP Credit Facility. No loans were outstanding under the DIP Credit Facility at June 28, 1998.

Paragon Trade Brands (Canada) Inc. has entered into a new $3,000 Cdn operating credit facility with a financial institution. Borrowings under the Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of Paragon Trade Brands (Canada) Inc.'s assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company does not guaranty borrowings under the Canadian operating credit facility. The maximum borrowings under the Canadian operating credit facility are limited to the lesser of $3,000 Cdn or 75 percent of Paragon Trade Brands (Canada) Inc.'s trade accounts receivable. There were no borrowings outstanding against this facility on June 28, 1998.

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED JUNE 28, 1998
                 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 1997


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

On December 30, 1997, the District Court issued a Judgment and Opinion finding two of P&G's diaper patents to be valid and infringed by the Company's disposable diaper products, while also rejecting the Company's patent infringement claim against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitles P&G to damages based on sales of the Company's diapers containing the inner-leg gather feature. While a final damages number was not adjudicated by the District Court, the Company estimated at that time that the damages were approximately $200 million.

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

Subsequently, damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The Company is currently operating as a debtor in possession under the Bankruptcy Code. The bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The Company intends to vigorously pursue its appeal of the Delaware judgment. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

Kimberly-Clark Corporation ("K-C") filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described herein. See "PART II: OTHER INFORMATION, ITEM I, LEGAL PROCEEDINGS." K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 10 and 11 of Notes to Financial Statements" and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.

RESULTS OF OPERATIONS

Net earnings were $3.4 million in the second quarter of 1998 compared with net earnings of $2.7 million in the second quarter of 1997. The increase in profits in the second quarter of 1998 compared to the same period in 1997 was primarily due to non-operating factors related to lower taxes and lower interest expense. The second quarter of 1998 was favorably impacted by a reduction in the deferred tax asset valuation allowance of $1.0 million. There was also no interest expense in the second quarter of 1998 compared to $1.2 million in the second quarter of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. These benefits were partially offset by bankruptcy costs of $1.2 million primarily related to professional fees.

Pre-tax results from operations and equity in earnings of unconsolidated subsidiaries were $4.2 million in the second quarter of 1998 compared to $5.0 million in the second quarter of 1997. Results were negatively impacted by lower volumes and prices, higher costs of sourcing products from Paragon-Mabesa International S.A. de C.V. ("PMI") under a supply contract, royalties payable to P&G under a product conversion agreement, higher trade merchandising expenses and higher selling, general and administrative expenses ("SG&A"). These negative factors were partially offset by improved efficiencies and lower manufacturing overhead in the baby diaper business, favorable raw material prices, lower operating losses associated with the feminine care business, lower packaging artwork expenses and improved results from unconsolidated foreign subsidiaries.

Basic earnings per share in the second quarter of 1998 were $.28 compared to basic earnings per share of $.22 in the second quarter of 1997. Basic earnings per share, excluding bankruptcy costs and adjusted to reflect an effective tax rate of 38.5 percent and the Company's contractual interest charges, were $.19 per share in the second quarter of 1998.

Basic earnings per share of $.28 in the second quarter of 1998 included a net loss of $.14 related to the feminine care and adult incontinence businesses. Basic earnings per share of $.22 in the second quarter of 1997 included a net loss of $.18 related to the feminine care and adult incontinence businesses. The lower losses, compared to 1997, are expected to continue throughout 1998 but the Company does not expect these businesses to break even until sometime in late 1999.

NET SALES

Net sales were $127.0 million in the second quarter of 1998, a 6.5 percent decrease from the $135.8 million reported in the second quarter of 1997. Diaper unit sales decreased 7.8 percent to 832 million diapers in the second quarter of 1998 compared to 902 million diapers in the second quarter of 1997. The decrease in sales was primarily due to lower volumes in the baby diaper business. The temporary uncertainty caused by the P&G patent judgment and the subsequent Chapter 11 filing in early January interrupted the Company's customers' normal 13-week promotional planning cycles, negatively impacting volume in April and May. Volume recovered throughout the quarter. The decrease in baby diaper sales was partially offset by sales growth in the feminine care, adult incontinence and household cleaning products businesses.

Volume also remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors, the continued use of multiple packs and by customer losses experienced during 1997 to a store-brand diaper competitor. These conditions are expected to continue throughout 1998. Volume, during the second half of 1998, may also be negatively impacted by recently announced product introductions by branded manufacturers and continued uncertainties related to the Chapter 11 filing.

Excluding the effect of a favorable product mix, average sales prices during the second quarter of 1998 decreased approximately 4.5 percent compared to the second quarter of 1997. The decrease in prices was primarily due to the use of multiple packs by the branded manufacturers and value segment competitors, competitive pressure from store-brand diaper competitors and price decreases in Canada. The Company intends to implement a price increase of approximately 5 percent during the third and fourth quarters of 1998 in response to increases announced by K-C and P&G. It is difficult to predict the timing and the amount of final realization of this price increase.

COST OF SALES

Cost of sales in the second quarter of 1998 was $102.3 million compared to $111.9 million in the second quarter of 1997, an 8.6 percent decrease. As a percentage of net sales, cost of sales was 80.6 percent in the second quarter of 1998 compared to 82.6 percent in the comparable 1997 period. Costs were lower in the second quarter of 1998 compared to the same period of 1997 primarily due to lower raw material costs, improved baby diaper manufacturing efficiencies, lower baby diaper overhead costs and improved operating results in the feminine care business. The lower costs were partially offset by the sourcing of products from PMI under a supply contract and charges related to royalties payable to P&G under a product conversion agreement. The royalty charges will not continue during the second half of 1998 as the Company completed the conversion to a new product early in the third quarter of 1998.

Raw material costs, primarily non-wovens, bags, super absorbent polymer, and pulp, were at lower price levels in the second quarter of 1998 compared to the same period of 1997. Raw material prices, including pulp, are expected to remain at similar levels throughout the remainder of 1998. Product costs, however, are expected to increase during the second half of the year due to higher costs of new product designs.

Baby diaper labor costs were lower during the second quarter of 1998 compared to the second quarter of 1997. The lower costs reflect the increased manufacturing efficiencies including the use of automated packaging. The second quarter of 1997 included inefficiencies related to new product rollouts. Baby diaper overhead costs were lower during the second quarter of 1998 compared to the same period in 1997 due to cost management efforts. Labor and overhead costs were also lower in the feminine care business as a result of improved operating results, cost management and the shut down of tampon-related production equipment during the first quarter of 1998. Labor costs are expected to increase during the second half of 1998 and early 1999 due to inefficiencies related to new product designs and introductions.

Depreciation costs were lower in the second quarter of 1998 compared to the second quarter of 1997 primarily due to lower baby diaper depreciation. These costs were partially offset by increases related to the adult incontinence business. Depreciation costs should increase during the third and fourth quarters of 1998 due to new equipment additions and acceleration of depreciation on certain training pant and feminine care assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $19.9 million in the second quarter of 1998 compared to $17.9 million in the second quarter of 1996. As a percentage of net sales, these expenses were 15.7 percent in 1998 compared to 13.2 percent for the same period in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation. It is anticipated that the trade merchandising expenses and information system costs will increase modestly during the second half of 1998. The incentive-based accruals and selling expenses should remain at similar levels during the second half of 1998. These increased costs were partially offset by lower legal expenses and packaging artwork and design costs. It is anticipated that the packaging costs will increase during the second half of 1998 and early 1999 due to new product introductions. Legal expenses are expected to remain at similar levels during the remainder of 1998.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.1 million in the second quarter of 1998 compared to $1.0 million in the second quarter of 1997. The increase was primarily due to baby diaper product development and testing which were partially offset by decreased feminine care product development costs.

INTEREST EXPENSE

There was no interest expense in the second quarter of 1998 compared to $1.2 million in the second quarter of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. There were no borrowings under the DIP credit facility during the second quarter of 1998. The second quarter of 1997 included interest on approximate average borrowings of $75 million under the pre-petition revolving credit facility.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.6 million in the second quarter of 1998 compared to break-even results during the second quarter of 1997. The increase reflects improved operating results at PMI and earnings of Stronger Corporation S.A. ("Stronger").

BANKRUPTCY COSTS

Bankruptcy costs were $1.2 million during the second quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar levels until the Company emerges from Chapter 11 protection.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing and filing separate tax returns was $.3 million during the period ended June 28, 1998. The Company recorded income tax expense of approximately $1.0 million during the second quarter of 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

RAW MATERIALS

In May 1998, the Company entered into an agreement, effective January 1, 1999 with Clariant Corporation (successor of Hoechst Celanese Corporation) ("Clariant") whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of superabsorbent polymer through December 31, 2001. This agreement replaces a prior agreement with Clariant which expires on December 31, 1998.

The Company's agreement with Weyerhaeuser Company ("Weyerhaeuser") whereby it purchases 100 percent of its requirements of bleached chemical fluff pulp expires August 31, 1998. Thereafter, the Company intends to continue purchasing 100 percent of its fluff pulp requirements from Weyerhaeuser at prices as favorable as those Weyerhaeuser charges other North American disposable diaper manufacturers for similar grade pulp. The Company believes that at least two other sources of supply exist for fluff pulp.


                      TWENTY-SIX WEEKS ENDED JUNE 28, 1998
                COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1997

RESULTS OF OPERATIONS

Net earnings were $9.4 million in the first half of 1998 compared with net earnings of $6.5 million in the first half of 1997. The increase in profits in the first half of 1998 compared to the same period in 1997 was primarily due to non-operating factors related to lower taxes and lower interest expense. The first half of 1998 was favorably impacted by a reduction in the Company's deferred tax asset valuation allowance of $2.8 million. Interest expense in the first half of 1998 was $1.9 million lower than the same period of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. These benefits were partially offset by bankruptcy costs of $2.8 million, primarily related to professional fees.

Pre-tax results from operations and equity in earnings of unconsolidated subsidiaries were $12.2 million in the first half of 1998 compared to $11.5 million in the first half of 1997. The increase in profits in the first half of 1998 compared to the same period in 1997 was primarily due to improved manufacturing efficiencies and lower overhead in the baby diaper business, lower raw material costs, improved results from unconsolidated subsidiaries, lower packaging artwork expenses and lower operating losses associated with the feminine care business. These positive factors were partially offset by higher costs of sourcing products from PMI under a supply contract, royalties payable to P&G under a product conversion agreement, higher product design costs associated with the breathable baby diaper product, higher trade merchandising expenses and higher SG&A.

Basic earnings per share in the first half of 1998 were $.79 compared to basic earnings per share of $.54 in the first half of 1997. Basic earnings per share, excluding bankruptcy costs and adjusted to reflect an effective tax rate of 38.5 percent and the Company's contractual interest charges, were $.54 per share during the first half of 1998.

Basic earnings per share of $.79 in the first half of 1998 included a net loss of $.31 related to the feminine care and adult incontinence businesses. Basic earnings per share of $.54 in the first half of 1997 included a net loss of $.48 related to the feminine care and adult incontinence businesses. The lower losses, compared to 1997, are expected to continue throughout 1998 but the Company does not expect these businesses to break even until sometime in late 1999.

NET SALES

Net sales were $265.3 million in the first half of 1998, a 2.3 percent decrease from the $271.5 million reported in the first half of 1997. Diaper unit sales decreased 4.0 percent to 1,731 million diapers in the first half of 1998 compared to 1,804 million diapers in the first half of 1997. The decrease in sales was primarily due to lower volumes in the baby diaper business during the second quarter of 1998, as discussed above. The decrease in baby diaper volume was partially offset by sales growth in the feminine care, adult incontinence and household cleaning products businesses. Volume remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors, the continued use of multiple packs and by customer losses to a store-brand diaper competitor. Volume during the second half of 1998 may also be negatively impacted by recently announced product introductions by branded manufacturers and continued uncertainties related to the Chapter 11 filing.

Excluding the effect of a favorable product mix, average sales prices during the first half of 1998 decreased approximately 3.0 percent compared to the first half of 1997. The decrease in prices was primarily due to the use of multiple packs by the branded manufacturers and value segment competitors, competitive pressure from store-brand diaper competitors and price decreases in Canada. The Company intends to implement a price increase of approximately 5 percent during the third and fourth quarters of 1998 in response to increases announced by K-C and P&G. It is difficult to predict the timing and the amount of final realization of this price increase.

COST OF SALES

Cost of sales in the first half of 1998 was $213.1 million compared to $219.7 million in the first half of 1997, a 3.0 percent decrease. As a percentage of net sales, cost of sales was 80.3 percent in the first half of 1998 compared to
80.9 percent in the comparable 1997 period. Costs were lower in the first half of 1998 compared to the same period in 1997, primarily due to lower raw material costs, improved baby diaper efficiencies, lower baby diaper overhead costs and improved operating results in the feminine care business. The lower costs were partially offset by the sourcing of products from PMI under a supply contract and charges related to royalties payable to P&G under a product conversion agreement. The royalty charges will not continue during the second half of 1998 as the Company completed the conversion to a new product early in the third quarter of 1998.

Raw material costs, primarily non-wovens, bags, super absorbent polymer, and pulp, were at lower price levels in the second quarter of 1998 compared to the same period of 1997. Raw material prices, including pulp, are expected to remain at similar levels throughout the remainder of 1998. Product costs, however, are expected to increase during the second half of the year due to higher costs of new product designs.

Baby diaper labor costs were lower during the first half of 1998 compared to the first half of 1997. The lower costs reflect increased manufacturing efficiencies including the use of automated packaging. The first half of 1997 included inefficiencies related to new product rollouts. Baby diaper overhead costs were lower during the first half of 1998 compared to the same period in 1997 due to cost management efforts. Labor and overhead costs were also lower in the feminine care business as a result of improved operating results, cost management and the shut down of tampon-related production equipment during the first half of 1998. Labor costs are expected to increase during the second half of 1998 and early 1999 due to inefficiencies related to new product designs and introductions.

Depreciation costs were at similar levels in the first half of 1998 compared to the first half of 1997. Decreases in baby diaper depreciation were offset by increases related to the adult incontinence business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $39.0 million in the first half of 1998 compared to $38.4 million in the first half of 1996. As a percentage of net sales, these expenses were 14.7 percent in 1998 compared to 14.1 percent for the same period in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation. It is anticipated that the trade merchandising expenses and information system costs will increase modestly during the second half of 1998. The incentive-based accruals and selling expenses should remain at similar levels during the second half of 1998. These increased costs were partially offset by lower legal expenses and packaging artwork and design costs. It is anticipated that the packaging costs will increase during the second half of 1998 and early 1999 due to new product introductions. Legal expenses are expected to remain at similar levels during the remainder of 1998.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.5 million in the first half of 1998 compared to $1.9 million in the first half of 1997. The increase was primarily due to baby diaper product development and testing.

INTEREST EXPENSE

Interest expense was $.3 million in the first half of 1998 compared to $2.1 million in the first half of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. There were no borrowings under the DIP credit facility during the first half of 1998. The first half of 1997 included interest on approximate average borrowings of $72 million under the pre-petition revolving credit facility. These lower interest expenses were partially offset by the amortization of the DIP facility fees.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.5 million in the first half of 1998 compared to $.1 million in the first half of 1997. The increase primarily reflects improved operating results at PMI.

BANKRUPTCY COSTS

Bankruptcy costs were $2.8 million during the first half of 1998. These costs were primarily related to professional fees and are expected to continue at similar levels until the Company emerges from Chapter 11 protection.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.8 million during the first half of 1998. The Company recorded income tax expense of approximately $2.8 million during the first half of 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998, cash flow from earnings and non-cash charges to earnings was $25.3 million compared to $27.4 million in the same period in 1997.

During the first half of 1998, cash flow was positively impacted by approximately $29.1 million by an increase in post-petition accounts payable and checks issued but not cleared. Cash was also positively impacted by the receipt of $3.4 million from previous equipment sales. Overall inventory balances dropped but were partially offset by an increase in prepaid expenses, primarily prepaid insurance and deposits to suppliers due to the bankruptcy. Inventory balances are expected to increase during the second half of 1998 in support of equipment conversions due to new product introductions. Cash flow was also positively impacted by an increase in accrued liabilities, primarily related to royalties and incentive-pay accruals. The royalties will be paid during the third quarter of 1998.

The cash produced from operations supported capital expenditures of $12.9 million, including approximately $4.5 million of computer software and consulting costs, in the first half of 1998 compared to $33.5 million in the same period of 1997. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and automated packaging. Capital spending is expected to be approximately $39 million during 1998 and will include further expenditures for product enhancement and a company-wide information system upgrade.

The cash produced from operations also supported the Company's acquisition of its share of Goodbaby Paragon Hygenic Products Ltd., a joint venture in China on December 31, 1997. The joint venture partners are Goodbaby Group and First Shanghai Investment of Hong Kong. Paragon maintains a 40 percent ownership position in the venture. Initial registered capital of the venture was approved at $15 million, to be funded over a two-year period. The Company also made an additional payment to Grupo P.I. Mabe, S.A. de C.V. ("Mabesa") as an earnout payment based on 1997 performance.

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility and borrowings under its uncommitted lines of credit. See "Note 11 of Notes to Financial Statements."

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, the subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998 and the Third Amendment dated April 15, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

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

The Company's primary vehicle to replace a significant portion of its information technology platform and systems so that such platform and systems can properly utilize date-related data prior to, during and beyond the year 2000 is known internally as the APEX Project. As a part of the APEX Project, the Company has purchased SAP R/3 enterprise resource planning software and is actively involved in the implementation of the major components of the software. This software will replace current core business transaction systems with the equivalent SAP R/3 functionality. SAP America, Inc. has warranted that the R/3 software can properly utilize date-related data prior to, during and beyond the year 2000.

The Company plans to utilize both internal and external resources to reprogram or replace, test and implement software and other components of its systems for year 2000 modifications. The Company has targeted a completion date for year
2000 work on critical business applications of June 30, 1999. System applications have been scheduled for replacement and modification based on a risk-adjusted priority, to ensure critical programs are adequately completed in time to allow for extended testing. The projected remaining cost of the year 2000 project is currently estimated at approximately $18 million and is being funded through operating cash flow. As of June 28, 1998, approximately $10 million had been spent on the assessment of and initial efforts in connection with the year 2000 project, the purchase of software and hardware and the development of and initial work on the remediation plan.

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

RISKS AND UNCERTAINTIES

As a result of the adverse judgment in the P&G patent litigation, the Company was required to modify its current diaper design. Pursuant to an agreement with P&G, the Company had until July 6, 1998 to complete the conversion to a new diaper design. The Company completed its conversion to a new diaper design in accordance with the requirements of the conversion agreement with P&G. The Company also paid P&G a royalty of approximately $4.1 million, which represents 2 percent of net sales of the previous diapers manufactured during the conversion period. The Company will pay P&G an additional royalty payment on or before September 28, 1998 of 2 percent of net sales of the previous diapers which were manufactured during the conversion period, but sold thereafter. This 2 percent royalty had a material adverse effect on the results of operations during the first half of 1998.The Company has been advised by independent patent counsel that the new diaper design does not infringe any valid patent. However, if customers do not accept the alternative design, the outcome could have a material adverse effect on the operations of the Company, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including, but not limited to: the Company's Chapter 11 filing; increased raw material prices; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; new competitors in the market; year 2000 compliance issues; and patent litigation, are described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING STANDARD

Effective  December  29,  1997,  the Company  adopted  SFAS No. 130,  "Reporting
Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not determined the timing of or method of adoption of Statement 133. As the Company currently does not utilize derivatives, adoption of Statement 133 is not expected to have any impact on the financial statements.

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998.

P&G has asserted alleged claims against the Company regarding similar patent claims on diaper products sold in other countries. The Company has reviewed such claims and believes them to be without merit. See "--IN RE PARAGON TRADE BRANDS, INC." below.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to inner-leg gathers. The lawsuit seeks injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been and will be significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the Federal District Court for the Northern District of Georgia. Briefing on this matter continues. See "--IN RE PARAGON TRADE BRANDS, INC." below.

On May 26, 1998, the special master issued his report on the majority of the motions pending before him. His report included a finding, among other things, that Paragon, as the successor-in-interest to the disposable diaper business of Pope & Talbot, Inc. ("Pope & Talbot"), has a fully paid-up license to one of the three asserted K-C inner-leg gather patents, which license runs from the date of the acquisition by the Company of Pope & Talbot. Pope & Talbot had previously obtained the license from K-C. The special master also found that K-C should be held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). The Company continues to believe that it does not infringe any valid claim of any K-C patent. The Company further believes that K-C's attempts to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper. See "--IN RE PARAGON TRADE BRANDS, Inc.," below.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not adjudicated by the District Court at that time, the Company estimated at that time that the damages were approximately $200 million. The amount of the damages award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178.4 million were entered against Paragon by the District Court on May 28, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

The Company had previously filed with the District Court a motion for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion on July 31, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. The Company has filed its amended notice of appeal with the Federal Circuit Court of Appeals and intends to vigorously pursue its appeal of the Court's decision.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor in possession under the Bankruptcy Code. The bar date for the filing of proofs of claim (apparently excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The Company intends to vigorously pursue its appeal of the Delaware judgment. See "--THE PROCTER & GAMBLE COMPANY
V. PARAGON TRADE BRANDS, INC.," above. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described above. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above. K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempts to inflate its bankruptcy claims well beyond its claims in the Dallas District Court are improper.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with The Chase Manhattan Bank. This facility supplements the Company's cash on hand and operating cash flow and permits the Company to continue to operate its business in the ordinary course. Legal fees and costs in connection with the Chapter 11 filing will be significant. See "Note 11 of the Notes to Financial Statements."

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

                      ITEM 3.  DEFAULTS IN SENIOR SECURITIES

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility and borrowings under its uncommitted lines of credit. See "Note 11 of Notes to Financial Statements."


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual  Meeting  of  Stockholders of the Company was held on May 11,
        1998.

(b) Mr. Thomas B. Boklund was elected as a director at the Annual Meeting for a three-year term expiring in 2001. Messrs. Bobby V. Abraham, Adrian D.P. Bellamy and Robert L. Schuyler continued in office as directors after the meeting.

(c) The item of business of the meeting was the election of Thomas B. Boklund as a director. Votes were tabulated as follows:
               Votes For:         10,213,281
               Votes Withheld:       114,738
               Abstentions:                0
               Broker Nonvotes:            0

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

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger9

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated
                           Credit Agreement, dated as of February 6, 19968

        Exhibit 10.17      Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                           a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                           Named Herein, as Guarantors, the Banks Party hereto, and Chase Manhattan
                           Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                           Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                           dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                           and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998)11

        Exhibit 10.18      Security and Pledge Agreement, dated as of January 7, 199811

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





        Exhibit 10.23**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.23.1**  Sales Contract, dated as of April 30, 1998, between   Clariant  Corporation
                           and  Paragon  Trade  Brands, Inc.

        Exhibit 10.24      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

        Exhibit 11         Computation of Per Share Earnings (See Note 9 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended June 28, 1998.

----------

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

7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

10 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.

11 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

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





August 12, 1998

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

        Exhibit 10.14*     Employment Agreement, dated as of August 5, 1997, between Paragon and
                           Stanley L. Bulger9

        Exhibit 10.15*     1995 Incentive Compensation Plan5

        Exhibit 10.16      Amended and Restated Credit Agreement, dated as of February 6, 19967

        Exhibit 10.16.1    Amendment Agreement, dated December 13, 1996, to Amended and Restated
                           Credit Agreement, dated as of February 6, 19968



        Exhibit 10.17      Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                           a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                           Named Herein, as Guarantors, the Banks Party Hereto, and Chase Manhattan
                           Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                           Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                           dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                           and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998)11

        Exhibit 10.18      Security and Pledge Agreement, dated as of January 7, 199811

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

        Exhibit 10.23**    Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                           Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.23.1**  Sales Contract, dated as of April 30, 1998, between  Clariant Corporation and  Paragon  Trade Brands, Inc.

        Exhibit 10.24      Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                           Brands, Inc., dated as of October 1, 19968

        Exhibit 11         Computation of Per Share Earnings (See Note 9 to Financial Statements)

        Exhibit 27         Financial Data Schedule (for SEC use only)



----------

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



7 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

9 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

10 Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.

11 Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.