Form 10-Q
period 1998-09-27
PARAGON TRADE BRANDS INC
filed 1998-11-12
CIK 889429

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the thirteen week period ended September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

                          Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        91-1554663
---------------------------------               -----------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                             180 Technology Parkway
                            Norcross, Georgia 30092
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (678) 969-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The number of shares outstanding of the registrant's common stock was 11,941,134 shares ($.01 par value) as of September 27, 1998.


                                                                   Page 1 of 34
                                                       Exhibit Index on Page 32

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q FILING
             FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 1998



                                                                                                          Page No.
                                                                                                      ----------------
                                        PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements                                                                       3-14
                          Consolidated Statements of Operations                                              3
                          Consolidated Balance Sheets                                                        4
                          Consolidated Statements of Cash Flows                                              5
                          Notes to Financial Statements                                                      6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                  15
                 Operations

                                          PART II. OTHER INFORMATION

Item 1.          Legal Proceedings                                                                           25
Item 2.          Changes in Securities                                                                (not applicable)
Item 3           Defaults in Senior Securities                                                               28
Item 4.          Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.          Other Information                                                                    (not applicable)
Item 6.          Exhibits and Reports on Form 8-K                                                            28

                 Signature Page                                                                              31

                 Exhibit Index                                                                               32

                 Exhibits                                                                                    35

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 2)



                                                       Thirteen Weeks Ended                        Thirty-Nine Weeks Ended
                                                       --------------------                        -----------------------

                                               Sept. 27, 1998         Sept. 28, 1997         Sept. 27, 1998        Sept. 28, 1997
                                               --------------         --------------         --------------        --------------

Sales, net of discounts and allowances .....      $136,993               $154,066               $402,281               $425,570
Cost of sales ..............................       109,081                125,465                322,224                345,202
                                                  --------               --------               --------               --------
Gross profit ...............................        27,912                 28,601                 80,057                 80,368
Selling, general and administrative expense.        22,003                 20,175                 60,955                 58,557
Research and development expense ...........           913                  1,336                  3,444                  3,242
                                                  --------               --------               --------               --------
Operating profit ...........................         4,996                  7,090                 15,658                 18,569
Equity in earnings of unconsolidated
         subsidiaries ......................           590                    800                  2,108                    859
Dividend income from unconsolidated
         subsidiary ........................            --                  1,055                     --                  1,055
Interest expense(1) ........................            51                  1,354                    341                  3,445
Other income ...............................           687                    564                  1,730                  1,490
                                                  --------               --------               --------               --------
Earnings before income taxes and bankruptcy
         costs .............................         6,222                  8,155                 19,155                 18,528
Bankruptcy costs ...........................         1,724                     --                  4,530                     --
Provision for income taxes .................           474                  2,394                  1,226                  6,313
                                                  --------               --------               --------               --------
Net earnings ...............................      $  4,024               $  5,761               $ 13,399               $ 12,215
                                                  ========               ========               ========               ========


Basic earnings per common share ............      $    .34               $    .48               $   1.12               $   1.03
                                                  ========               ========               ========               ========
Diluted earnings per common share ..........      $    .34               $    .48               $   1.12               $   1.02
                                                  ========               ========               ========               ========
Dividends paid .............................      $     --               $     --               $     --               $     --
                                                  ========               ========               ========               ========

(1)Contractual Interest ....................      $  1,449                                      $  4,348
                                                  ========                                      ========



See Accompanying Notes to Financial Statements

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 2)


                                                                  September 27, 1998                December 28, 1997
                                                                  ------------------                -----------------
ASSETS
Cash and short-term investments.......................               $     35,676                    $        991
Receivables...........................................                     74,054                          70,616
Inventories...........................................                     47,507                          48,257
Current portion of deferred income taxes..............                      2,384                           1,800
Prepaid expenses......................................                      3,177                             697
                                                                     ------------                    ------------
         Total current assets.........................                    162,798                         122,361
Property and equipment................................                    103,406                         118,383
Construction in progress..............................                     19,510                          11,154
Assets held for sale..................................                     11,570                          11,073
Investment in unconsolidated subsidiary, at cost......                     22,743                          19,964
Investment in and advances to unconsolidated
         subsidiaries, at equity......................                     61,582                          53,844
Goodwill                                                                   33,299                          34,739
Other assets..........................................                     13,021                           4,624
                                                                     ------------                    ------------
         Total assets   ..............................               $    427,929                    $    376,142
                                                                     ============                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities not subject to compromise:
         Short-term borrowings........................               $        176                    $     14,185
         Checks issued but not cleared................                      8,411                           9,375
         Accounts payable.............................                     34,114                          40,305
         Accrued liabilities..........................                     36,481                          32,392
         Accrued loss contingency.....................                          -                         200,000
                                                                     ------------                    ------------
         Total current liabilities....................                     79,182                         296,257
Liabilities subject to compromise (Note 8)............                    327,373                               -
Long-term debt........................................                          -                          70,000
Deferred income taxes.................................                      4,156                           3,656
Deferred compensation.................................                          -                           1,275
                                                                     ------------                    ------------
         Total liabilities............................                    410,711                         371,188
                                                                     ------------                    ------------

Commitments and contingencies (Notes 1 and 10)

Shareholders' equity:
Preferred stock:  Authorized 10,000,000 shares,
         no shares issued, $.01 par value.............                          -                               -
Common stock:  Authorized 25,000,000 shares, issued
         12,370,711 and 12,343,324
         shares, $.01 par value.......................                        124                             123
Capital surplus.......................................                    143,893                         144,368
Foreign currency translation adjustment...............                     (1,540)                         (1,066)
Retained deficit......................................                   (114,977)                       (128,376)
Less:  Treasury stock, 429,577 and 388,658  shares, at
         cost.........................................                    (10,282)                        (10,095)
                                                                     ------------                    ------------
         Total shareholders' equity...................                     17,218                           4,954
                                                                     ------------                    ------------
         Total liabilities and shareholders' equity...               $    427,929                    $    376,142
                                                                     ============                    ============


See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)



                                                                                 Thirty-Nine Weeks Ended
                                                                                 -----------------------
                                                                  September 27, 1998               September 28, 1997
                                                                  ------------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..........................................               $     13,399                    $     12,215
Non-cash charges (benefits) to earnings:
         Depreciation and amortization................                     25,703                          26,381
         Deferred income taxes........................                        (84)                          9,130
         Equity in (earnings) loss of subsidiaries....                     (1,149)                            308
Changes in operating assets and liabilities:
         Accounts receivable..........................                     (6,829)                         (8,764)
         Inventories and prepaid expenses.............                     (1,730)                            (67)
         Accounts payable.............................                     34,316                          11,169
         Checks issued but not cleared................                       (964)                            (91)
         Accrued liabilities..........................                      7,606                          (9,056)
Other  ...............................................                     (3,466)                         (1,482)
                                                                     ------------                    ------------
         Net cash provided by operating activities....                     66,802                          39,743
                                                                     ------------                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment...............                    (18,640)                        (40,472)
Proceeds from sale of property and equipment..........                      3,433                             891
Investment in Grupo P.I. Mabe, S. A. de C.V...........                     (2,779)                         (3,433)
Investment in and advances to unconsolidated
         subsidiaries, at equity......................                     (4,474)                        (14,587)
Other  ...............................................                     (7,045)                         (6,668)
                                                                     ------------                    ------------
         Net cash used by investing activities........                    (29,505)                        (64,269)
                                                                     ------------                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings......                       (745)                         32,400
Pre-petition debt payment authorized by court.........                     (1,867)                              -
Proceeds from U.S. bank credit facility...............                          -                          15,000
Repayments of U.S. bank credit facility...............                          -                         (25,000)
Sale of common stock..................................                          -                             211
                                                                     ------------                    ------------
         Net cash provided (used) by financing
              activities..............................                     (2,612)                         22,611
                                                                     ------------                    ------------

NET INCREASE (DECREASE) IN CASH.......................                     34,685                          (1,915)
Cash at beginning of period...........................                        991                           8,297
                                                                     ------------                    ------------
Cash at end of period.................................               $     35,676                    $      6,382
                                                                     ============                    ============

Cash paid (refunded) during the period for:
         Interest, net of amounts capitalized.........               $      1,450                    $      3,066
                                                                     ============                    ============
         Income taxes.................................               $     (2,592)                   $       (117)
                                                                     ============                    ============
         Bankruptcy costs.............................               $      1,965                    $          -
                                                                     ============                    ============


See Accompanying Notes to Financial Statements.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE THIRTEEN WEEK AND THIRTY-NINE WEEK PERIODS
                            ENDED SEPTEMBER 27, 1998

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

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the unaudited, and in some cases estimated, assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. The bar date for the filing of proofs of claim by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

Kimberly-Clark Corporation ("K-C") filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described herein. See "Note 10 of the Notes to Financial Statements" and "PART
II: OTHER INFORMATION, ITEM I: LEGAL PROCEEDINGS." K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with applicable law and procedure. See "Note 10 of the Notes to Financial Statements."

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

On October 19, 1998, the Company, P&G, K-C and the Creditors' Committee stipulated to an extension of the Company's exclusivity period to November 18, 1998 and for an additional thirty (30) days to December 18, 1998 unless any of the parties files an objection to such additional extension by November 12, 1998.

On November 2, 1998, the U.S. Trustee appointed a Committee of Equity Security Holders in the Company's Chapter 11 case.

The Company continues to pursue settlement of the K-C and P&G claims as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of each such settlement will be subject to Bankruptcy Court approval.

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. The following information summarizes the combined results of operations for the thirteen and thirty-nine weeks ended September 27, 1998 and September 28, 1997, as well as the combined balance sheets as of September 27, 1998 and December 28, 1997 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.


                                                        Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                        --------------------                  -----------------------

                                                 Sept. 27, 1998      Sept. 28, 1997      Sept. 27, 1998      Sept. 28, 1997
                                                 --------------      --------------      --------------      --------------
Sales, net of discounts and allowances.......    $       15,754      $       13,154      $       43,657      $       39,979
Gross profit.................................             3,168               1,927               7,641               6,451
Earnings before income taxes.................             2,503               1,081               5,817               2,668
Net earnings.................................             1,837`              1,194               4,407               2,301



                                                                  September 27, 1998                December 28, 1997
                                                                  ------------------                -----------------
Current assets........................................               $     17,983                    $     14,782
Non-current assets....................................               $     52,607                    $     48,840
Current liabilities...................................               $      6,970                    $      8,424
Non-current liabilities...............................               $      9,960                    $      8,873


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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs. The results of operations for the thirteen and thirty-nine week periods ended September 27, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

New Accounting Standards

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

NOTE 3:  BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:


                                                               Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                               --------------------        -----------------------
                                                                  Sept. 27, 1998               Sept. 27, 1998
                                                                  --------------               --------------
Professional fees.....................................             $       2,006                $       4,819
Amortization of DIP credit facility deferred financing
         costs........................................                       211                          611
Other.................................................                        12                          122
Interest Income.......................................                      (505)                      (1,022)
                                                                   -------------                -------------
                                                                   $       1,724                $       4,530
                                                                   =============                =============

NOTE 4:  INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing and filing separate tax returns was $474 and $1,226 during the thirteen and thirty-nine week periods ended September 27, 1998, respectively. The Company recorded income tax expense of approximately $1,200 and $4,000 during the thirteen and thirty-nine week periods ended September 27, 1998, respectively, which was offset by a reduction in its deferred tax asset valuation allowance.

NOTE 5: COMPREHENSIVE INCOME

The following are the components of comprehensive income:


                                                        Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                        --------------------                -----------------------

                                                   Sept. 27, 1998    Sept. 28, 1997     Sept. 27, 1998     Sept. 28, 1997
                                                   --------------    --------------     --------------     --------------
Net income.....................................     $       4,024      $      5,761      $      13,399      $      12,215
Foreign currency translation adjustment........              (212)              (32)              (474)              (181)
                                                    -------------      ------------      -------------      -------------
Comprehensive income...........................     $       3,812      $      5,729      $      12,925      $      12,034
                                                    =============      ============      =============      =============

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6:  INVENTORIES


Inventories consist of the following:


                                                                     September 27, 1998           December 28, 1997
                                                                     ------------------           -----------------
LIFO:
         Raw materials - pulp.........................                     $       253                $        381
         Finished goods...............................                          24,176                      25,770

FIFO:
         Raw materials - other........................                           8,899                       8,561
         Materials and supplies.......................                          21,163                      20,942
                                                                           -----------                ------------
                                                                                54,491                      55,654

         Reserve for excess and
             obsolete items...........................                          (6,984)                     (7,397)
                                                                           ------------               ------------

Net inventories.......................................                     $    47,507                $     48,257
                                                                           ===========                ============


NOTE 7:   ACCRUED LIABILITIES

Accrued liabilities are as follows:


                                                                   September 27, 1998           December 28, 1997
                                                                   ------------------           -----------------
Payroll - wages and salaries, incentive awards,
          retirement, vacation and severance pay......                  $      16,316             $        10,375
Coupons outstanding...................................                          3,862                       3,824
Other.................................................                         16,303                      18,193
                                                                        -------------             ---------------
Total.................................................                  $      36,481             $        32,392
                                                                        =============             ===============


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

Liabilities subject to compromise are comprised of the following:


                                                                  September 27, 1998       December 28, 1997
                                                                  ------------------       -----------------
Accrued loss contingency..............................                $     200,000             $         -
Bank debt.............................................                       81,397                       -
Accounts payable......................................                       40,507                       -
Accrued liabilities ..................................                        4,179                       -
Deferred compensation.................................                        1,290                       -
                                                                      -------------             -----------
                                                                      $     327,373             $         -
                                                                      =============             ===========

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9:  EARNINGS PER COMMON SHARE


                                                            Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                            --------------------              -----------------------
                                                      Sept. 27, 1998    Sept. 28, 1997   Sept. 27, 1998    Sept. 28, 1997
                                                      --------------    --------------   --------------    --------------
      Net earnings..........................         $         4,024   $         5,761   $        13,399  $        12,215
                                                     ===============   ===============   ===============  ===============

      Weighted average number of common
         shares used in basic EPS (000's) ..                  11,938            11,947            11,933           11,900
      Effect of dilutive securities:
         Stock options (000's)..............                       -                42                 1               60
                                                     ---------------   ---------------   ---------------  ---------------

      Weighted number of common shares and
         dilutive potential common stock in
         dilutive EPS (000's)..............                   11,938            11,989            11,934           11,960
                                                     ===============   ===============   ===============  ===============

      Basic earnings per common share                $           .34               .48   $          1.12  $          1.03
                                                     ===============   ===============   ===============  ===============
      Diluted earnings per common share              $           .34   $           .48   $          1.12  $          1.02
                                                     ===============   ===============   ===============  ===============


Options to purchase 712,989 and 706,989 shares of common stock outstanding during the thirteen and thirty-nine week periods ended September 27, 1998, respectively, were not included in the calculation because their effect was anti-dilutive. Options to purchase 503,862 shares of common stock outstanding during the thirteen and thirty-nine week periods ended September 28, 1997, were not included in the calculation because their effect was anti-dilutive.

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion under Rule 59 for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion by order entered August 4, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal, appealing of the Delaware District Court's December 30, 1997 Judgment, money judgment, injunction and denial of Paragon's Rule 59 motion. The appeal has now been fully briefed; argument has not yet been scheduled.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its new, single-cuff diaper product. P&G asserts in its claim that Paragon's new diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company has opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit and intends to vigorously contest it. If the motion was granted, however, the Company would be forced to discontinue the manufacture and sale of the new design. In addition, P&G has asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of the new design would also constitute patent infringement. Consequently, the Company believes that if the motion was granted, it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998. See "--In Re Paragon Trade Brands, Inc.," below.

P&G has asserted alleged claims against the Company regarding similar patent claims on diaper products sold in other countries. The Company has reviewed such claims and believes them to be without merit. See "--In Re Paragon Trade Brands, Inc." below.

The Company continues to pursue settlement of the P&G claim as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of such settlement will be subject to Bankruptcy Court approval.

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

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the Federal District Court for the Northern District of Georgia. The Company objected to K-C's Appeal and has sought to have it dismissed. K-C has also filed a motion, now pending, with the District Court in Atlanta to withdraw the reference of its proof of claim from the jurisdiction of the Bankruptcy Court. On October 27, 1998, the District Court dismissed without prejudice the appeal, the withdrawal of the reference and the Company's motion to dismiss the appeal and instructed the parties to refile their respective pleadings in sixty days if the parties had not by then resolved their dispute. See "--In Re Paragon Trade Brands, Inc." below.

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

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

Effective September 1, 1998, the K-C case was reassigned to Judge Lindsey, a newly-appointed judge on the Dallas Federal District Court bench. Judge Lindsey has asked the parties to report on the status of the case and the likelihood of settlement, and has indicated that he will set a trial date shortly if settlement does not appear likely.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). The Company continues to believe that it does not infringe any valid claim of any K-C patent. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with applicable law and procedure. See "--In Re Paragon Trade Brands, Inc.," below.

The Company continues to pursue settlement of the K-C claim as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of such settlement will be subject to Bankruptcy Court approval.

In Re Paragon Trade Brands, Inc. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not adjudicated by the District Court at that time, the Company estimated that the damages were approximately $200 million. The amount of the damages award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178.4 million were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company. See "--The Procter & Gamble Company v. Paragon Trade Brands, Inc.," above.

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

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described above. See "--Kimberly-Clark Corporation v. Paragon Trade Brands, Inc.," above. K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with law and procedure.

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

On October 19, 1998, the Company, P&G, K-C and the Creditors' Committee stipulated to an extension of the Company's exclusivity period to November 18, 1998 and for an additional thirty (30) days to December 18, 1998 unless any of the parties files an objection to such additional extension by November 12, 1998.

On November 2, 1998, the U.S. Trustee appointed a Committee of Equity Security Holders in the Company's Chapter 11 case.

The Company continues to pursue settlement of the K-C and P&G claims as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of each such settlement will be subject to Bankruptcy Court approval.

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

NOTE 11:  BANK CREDIT FACILITIES

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70,000. Borrowings under this credit facility are reflected as long-term debt in the accompanying balance sheet at December 28, 1997. Interest was at fixed or floating rates based on the financial institution's cost of funds. The Company was also required to maintain certain financial covenants under the agreement. Paragon Trade Brands (Canada) Inc. has guaranteed obligations under this revolving credit facility.

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

The terms of the revolving credit facility and the short-term lines of credit described above provide that a voluntary filing of a Chapter 11 petition results in an event of default on such indebtedness. Amounts outstanding under these facilities are reflected as Liabilities Subject to Compromise in the accompanying balance sheet as of September 27, 1998. As a result of its Chapter 11 filing, the Company is prohibited from paying any pre-petition liabilities without Bankruptcy Court approval. Accordingly, no interest expense has been recorded with respect to pre-petition debt balances in the accompanying financial statements for the period subsequent to January 6, 1998.

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

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998, and the Fourth Amendment dated September 28, 1998, Chase and a syndicate of banks have made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

Obligations under the DIP Credit Facility are secured by the security interest in, pledge and lien on substantially all of the Company's assets and properties and the proceeds thereof, granted pursuant to the Final Order under Sections 364(c)(2) and 364(c)(3) of the Bankruptcy Code. Borrowings under the DIP Credit Facility may be used to fund working capital and for other general corporate purposes. The DIP Credit Facility contains restrictive covenants, including among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, limitations on transactions with affiliates including investments, loans and advances, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, as well as a prohibition on the payment of dividends.

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

The Company has issued a $1,300 standby letter of credit under the DIP Credit Facility. No loans were outstanding under the DIP Credit Facility at September 27, 1998.

Paragon Trade Brands (Canada) Inc. has entered into a new $3,000 Cdn operating credit facility with a financial institution. Borrowings under the Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of Paragon Trade Brands (Canada) Inc.'s assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company does not guaranty borrowings under the Canadian operating credit facility. The maximum borrowings under the Canadian operating credit facility are limited to the lesser of $3,000 Cdn or 75 percent of Paragon Trade Brands (Canada) Inc.'s trade accounts receivable. There were $176 in borrowings outstanding against this facility on September 27, 1998.

                         PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

          THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTEEN
                        WEEKS ENDED SEPTEMBER 28, 1997


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

The Company is currently operating as a debtor in possession under the Bankruptcy Code. The bar date for the filing of proofs of claim by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.4 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. The remaining claims include claims for alleged patent infringement by the Company in foreign countries where it has operations. The Company has reviewed such additional claims and believes them to be without merit.

Kimberly-Clark Corporation ("K-C") filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described herein. See "PART II: OTHER INFORMATION, ITEM I, LEGAL PROCEEDINGS." K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted

K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with applicable law and procedure.

On October 19, 1998, the Company, P&G, K-C and the Creditors' Committee stipulated to an extension of the Company's exclusivity period to November 18, 1998 and for an additional thirty (30) days to December 18, 1998 unless any of the parties files an objection to such additional extension by November 12, 1998.

On November 2, 1998, the U.S. Trustee appointed a Committee of Equity Securities Holders in the Company's Chapter 11 case.

The Company continues to pursue settlement of the K-C and P&G claims as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of each such settlement will be subject to Bankruptcy Court approval.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 10 and 11 of Notes to Financial Statements" and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.

RESULTS OF OPERATIONS

Net earnings were $4.0 million in the third quarter of 1998 compared with net earnings of $5.8 million in the third quarter of 1997. The decrease in profits in the third quarter of 1998 compared to the same period in 1997 was primarily due to lower volumes and bankruptcy costs of $1.7 million, primarily related to professional fees. These negative impacts were partially offset by non-operating factors related to lower taxes and lower interest expense. The third quarter of 1998 was favorably impacted by a reduction in the deferred tax asset valuation allowance of $1.2 million. There was $.1 million of interest expense in the third quarter of 1998 compared to $1.4 million in the third quarter of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing.

Pre-tax results from operations, equity in earnings of unconsolidated subsidiaries and dividends received from an unconsolidated subsidiary were $5.6 million in the third quarter of 1998 compared to $8.9 million in the third quarter of 1997. Results were negatively impacted by lower volumes and prices, higher trade merchandising expenses, higher cost product designs and higher selling, general and administrative expenses ("SG&A"). Results in the third quarter of 1997 also included a dividend received from Grupo P.I. Mabe, S.A. de C.V. ("Mabesa"). These negative factors were partially offset by improved efficiencies and lower manufacturing overhead in the baby diaper business, favorable raw material prices, lower operating losses associated with the feminine care business and lower packaging artwork expenses.

Basic earnings per share in the third quarter of 1998 were $.34 compared to basic earnings per share of $.48 in the third quarter of 1997. Basic earnings per share, excluding bankruptcy costs and adjusted to reflect an effective tax rate of 38.5 percent and the Company's contractual interest charges, were $.25 per share in the third quarter of 1998.

Basic earnings per share of $.34 in the third quarter of 1998 included a net loss of $.18 related to the feminine care and adult incontinence businesses. Basic earnings per share of $.48 in the third quarter of 1997 included a net loss of $.26 related to the feminine care and adult incontinence businesses. Losses in the feminine care and adult incontinence businesses are expected to continue throughout 1999.

NET SALES

Net sales were $137.0 million in the third quarter of 1998, a 11.1 percent decrease from the $154.1 million reported in the third quarter of 1997. Diaper unit sales decreased 14.8 percent to 866 million diapers in the third quarter of 1998 compared to a record 1,017 million diapers in the third quarter of 1997. Volume was primarily impacted by the temporary discontinuation of shipments to a customer due to product design issues associated with a new product rollout. The Company believes these product design issues have been resolved. The Company expects to resume shipments to that customer in the first quarter of 1999. The lost sales, due to the temporary discontinuation of shipments discussed above, should be partially offset during the fourth quarter of 1998 by the start of shipments to a large European customer in the United Kingdom. The decrease in baby diaper sales was partially offset by sales growth in the feminine care, adult incontinence and household cleaning products businesses.

Volume also remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors. These conditions are expected to continue during the fourth quarter of 1998 and throughout 1999. Volume, during the fourth quarter of 1998 and in 1999, could also be negatively impacted by a prolonged Chapter 11 case.

Excluding the effect of a favorable product mix, average sales prices during the third quarter of 1998 decreased approximately 1.5 percent compared to the third quarter of 1997. The decrease in prices was primarily due to the use of multiple packs by the branded manufacturers and value segment competitors, competitive pressure from store-brand diaper competitors and price decreases in Canada. The Company began to implement a price increase of approximately 5 percent during the third quarter of 1998 in response to increases announced by K-C and P&G. The price increase is expected to be substantially realized during the fourth quarter of 1998 but it is difficult to predict the timing and the amount of final realization of this price increase.

COST OF SALES

Cost of sales in the third quarter of 1998 was $109.1 million compared to $125.5 million in the third quarter of 1997, an 13.1 percent decrease. As a percentage of net sales, cost of sales was 79.6 percent in the third quarter of 1998 compared to 81.4 percent in the comparable 1997 period. Costs were lower in the third quarter of 1998 compared to the same period of 1997 primarily due to lower raw material costs, improved baby diaper manufacturing efficiencies, lower baby diaper overhead costs and improved operating results in the feminine care business. These lower costs were partially offset by higher product design costs associated with the Company's conversion to a single leg cuff diaper.

Raw material costs, including pulp and super absorbent polymer, were at lower price levels in the third quarter of 1998 compared to the same period of 1997. Raw material prices, including pulp, are expected to remain at similar levels during the fourth quarter of 1998 and through the first half of 1999. Product costs, however, are expected to remain at higher levels during the fourth quarter of 1998 and during 1999 due to higher costs of new product designs.

Baby diaper labor costs were similar during the third quarter of 1998 compared to the third quarter of 1997. The costs associated with the new product rollout temporarily offset ongoing manufacturing efficiencies including the use of automated packaging. Baby diaper overhead costs were lower during the third quarter of 1998 compared to the same period in 1997 due to cost management efforts. Labor and overhead costs were also lower in the feminine care business as a result of improved operating results, cost management and the shut down of tampon-related production equipment during the first quarter of 1998. Labor costs are expected to remain at similar levels during the fourth quarter of 1998 and early 1999 due to inefficiencies related to new product designs and introductions.

Depreciation costs were lower in the third quarter of 1998 compared to the third quarter of 1997 primarily due to lower baby diaper depreciation. These costs were partially offset by increases related to the feminine care and adult incontinence business. Depreciation costs should remain at similar levels during the fourth quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $22.0 million in the third quarter of 1998 compared to $20.2 million in the third quarter of 1997. As a percentage of net sales, these expenses were 16.1 percent in 1998 compared to 13.1 percent for the same period in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation, which is part of its Year 2000 remediation project discussed below. It is anticipated that these expenses will continue at similar levels during the fourth quarter of 1998. These increased costs were partially offset by lower packaging artwork and design costs. It is anticipated that packaging costs will increase during the first half of 1999 due to new product introductions.

RESEARCH AND DEVELOPMENT

Research and development expenses were $.9 million in the third quarter of 1998 compared to $1.3 million in the third quarter of 1997. The decrease was primarily due to lower baby diaper and feminine care product development and testing.

INTEREST EXPENSE

There was $.1 million interest expense in the third quarter of 1998 compared to $1.4 million in the third quarter of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. There were no borrowings under the DIP credit facility during the third quarter of 1998. The third quarter of 1997 included interest on approximate average borrowings of $86 million under the pre-petition revolving credit facility.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.6 million in the third quarter of 1998 compared to $.8 million during the third quarter of 1997. The decrease reflects inefficiencies due to product rollouts at Paragon-Mabesa International, S.A. de C.V. ("PMI") and start up costs at Goodbaby Paragon Hygenic Products Ltd. ("Goodbaby"), a joint venture in China.

DIVIDEND INCOME

Dividend income of $1.1 million was received during the third quarter of 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for on the cost basis.

BANKRUPTCY COSTS

Bankruptcy costs were $1.7 million during the third quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar levels until the Company emerges from Chapter 11 protection.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing and filing separate tax returns was $.5 million during the period ended September 27, 1998. The Company recorded income tax expense of approximately $1.2 million during the third quarter of 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

RAW MATERIALS

The Company's agreement with Weyerhaeuser Company ("Weyerhaeuser") whereby it purchases 100 percent of its requirements of bleached chemical fluff pulp expired August 31, 1998. The Company intends to continue purchasing 100 percent of its fluff pulp requirements from Weyerhaeuser at prices as favorable as those Weyerhaeuser charges other North American disposable diaper manufacturers for similar grade pulp. The Company believes that at least two other sources of supply exist for fluff pulp.

       THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTY-NINE
                        WEEKS ENDED SEPTEMBER 28, 1997

RESULTS OF OPERATIONS

Net earnings were $13.4 million in the first three quarters of 1998 compared with net earnings of $12.2 million in the first three quarters of 1997. The increase in profits in the first three quarters of 1998 compared to the same period in 1997 was primarily due to non-operating factors related to lower taxes and lower interest expense. The first three quarters of 1998 was favorably impacted by a reduction in the Company's deferred tax asset valuation allowance of $4.0 million. Interest expense in the first three quarters of 1998 was $3.1 million lower than the same period of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. These benefits were partially offset by bankruptcy costs of $4.5 million, primarily related to professional fees.

Pre-tax results from operations, equity in earnings of unconsolidated subsidiaries and dividends received from an unconsolidated subsidiary were $17.8 million in the first three quarters of 1998 compared to $20.5 million in the first three quarters of 1997. The decrease in profits in the first three quarters of 1998 compared to the same period in 1997 was primarily due to lower volume and prices, higher costs of sourcing products from PMI under a supply contract, royalties payable to P&G under a product conversion agreement, higher product design costs associated with the breathable baby diaper product, higher trade merchandising expenses and higher SG&A. These negative impacts were partially offset by improved manufacturing efficiencies and lower overhead in the baby diaper business, lower raw material costs, improved results from unconsolidated subsidiaries, lower packaging artwork expenses and lower operating losses associated with the feminine care business.

Basic earnings per share in the first three quarters of 1998 were $1.12 compared to basic earnings per share of $1.03 in the first three quarters of 1997. Basic earnings per share, excluding bankruptcy costs and adjusted to reflect an effective tax rate of 38.5 percent and the Company's contractual interest charges, were $.78 per share during the first three quarters of 1998.

Basic earnings per share of $1.12 in the first three quarters of 1998 included a net loss of $.50 related to the feminine care and adult incontinence businesses. Basic earnings per share of $1.03 in the first three quarters of 1997 included a net loss of $.70 related to the feminine care and adult incontinence businesses. Losses in the feminine care and adult incontinence businesses are expected to continue throughout 1999.

NET SALES

Net sales were $402.3 million in the first three quarters of 1998, a 5.5 percent decrease from the $425.6 million reported in the first three quarters of 1997. Diaper unit sales decreased 7.9 percent to 2,597 million diapers in the first three quarters of 1998 compared to 2,821 million diapers in the first three quarters of 1997. The decrease in sales was primarily due to lower volumes in the baby diaper business during the second quarter of 1998, due to uncertainties related to the bankruptcy and the temporary discontinuation of shipments to a customer during the third quarter due to product design issues associated with a new product rollout, as discussed above. The Company believes these product design issues have been resolved. The Company expects to resume shipments to that customer in the first quarter of 1999. The lost sales, due to the temporary discontinuation of shipments discussed above, should be partially offset during the fourth quarter of 1998 by the start of shipments to a large European customer in the United Kingdom. The decrease in baby diaper volume was partially offset by sales growth in the feminine care, adult incontinence and household cleaning products businesses.

Volume also remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors and by customer losses to a store-brand diaper competitor. Volume during the fourth quarter of 1998 and in 1999 could also be negatively impacted by a prolonged Chapter 11 case.

Excluding the effect of a favorable product mix, average sales prices during the first three quarters of 1998 decreased approximately 2.5 percent compared to the first three quarters of 1997. The decrease in prices was primarily due to the use of multiple packs by the branded manufacturers and value segment competitors, competitive pressure from store-brand diaper competitors and price decreases in Canada. The Company began to implement a price increase of approximately 5 percent during the third quarter of 1998 in response to increases announced by K-C and P&G. The price increase is expected to be substantially realized during the fourth quarter of 1998 but it is difficult to predict the timing and the amount of final realization of this price increase.

COST OF SALES

Cost of sales in the first three quarters of 1998 was $322.2 million compared to $345.2 million in the first three quarters of 1997, a 6.7 percent decrease. As a percentage of net sales, cost of sales was 80.1 percent in the first three quarters of 1998 compared to 81.1 percent in the comparable 1997 period. Costs were lower in the first three quarters of 1998 compared to the same period in 1997, primarily due to lower raw material costs, improved baby diaper efficiencies, lower baby diaper overhead costs and improved operating results in the feminine care business. The lower costs were partially offset by the sourcing of products from PMI under a supply contract and charges related to royalties payable to P&G under a product conversion agreement. Costs were also higher due to the product design costs associated with the Company's conversion to a single leg cuff diaper in the third quarter of 1998.

Raw material costs, including pulp and super absorbent polymer, were at lower price levels in the first three quarters of 1998 compared to the same period of 1997. Raw material prices, including pulp, are expected to remain at similar levels during the fourth quarter of 1998 and through the first half of 1999. Product costs, however, are expected to remain at higher levels during the fourth quarter of 1998 and during 1999 due to higher costs of new product designs.

Baby diaper labor costs were lower during the first three quarters of 1998 compared to the first three quarters of 1997. The lower costs reflect increased manufacturing efficiencies including the use of automated packaging. Baby diaper overhead costs were lower during the first three quarters of 1998 compared to the same period in 1997 due to cost management efforts. Labor and overhead costs were also lower in the feminine care business as a result of improved operating results, cost management and the shut down of tampon-related production equipment during the first quarter of 1998. Labor costs are expected to remain at increased levels during the fourth quarter of 1998 and early 1999 due to inefficiencies related to new product designs and introductions.

Depreciation costs were at similar levels in the first three quarters of 1998 compared to the first three quarters of 1997. Decreases in baby diaper depreciation were offset by increases related to the feminine care and adult incontinence businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $61.0 million in the first three quarters of 1998 compared to $58.6 million in the first three quarters of 1996. As a percentage of net sales, these expenses were 15.2 percent in 1998 compared to 13.8 percent for the same period in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation, which is part of the Company's Year 2000 remediation project discussed below. It is anticipated that these expenses will continue at similar levels during the fourth quarter of 1998. These increased costs were partially offset by lower legal expenses and packaging artwork and design costs. It is anticipated that the packaging costs will increase during the first half of 1999 due to new product introductions.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.4 million in the first three quarters of 1998 compared to $3.2 million in the first three quarters of 1997. The increase was primarily due to baby diaper product development and testing. The increase in baby diaper spending has been partially offset by a decrease in feminine care and adult incontinence product development spending.

INTEREST EXPENSE

Interest expense was $.3 million in the first three quarters of 1998 compared to $3.4 million in the first three quarters of 1997. The decrease resulted from the suspension of interest on the credit facilities due to the Chapter 11 filing. There were no borrowings under the DIP credit facility during the first three quarters of 1998. The first three quarters of 1997 included interest on approximate average borrowings of $77 million under the pre-petition revolving credit facility.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $2.1 million in the first three quarters of 1998 compared to $.9 million in the first three quarters of 1997. The increase primarily reflects improved operating results at PMI and earnings of Stronger Corporation S.A..

DIVIDEND INCOME

Dividend income of $1.1 million was received during the third quarter of 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for on the cost basis.

BANKRUPTCY COSTS

Bankruptcy costs were $4.5 million during the first three quarters of 1998. These costs were primarily related to professional fees and are expected to continue at similar levels until the Company emerges from Chapter 11 protection.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $1.2 million during the first three quarters of 1998. The Company recorded income tax expense of approximately $4.0 million during the first three quarters of 1998, which was offset by a reduction in its deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 1998, cash flow from earnings and non-cash charges to earnings was $37.9 million compared to $47.7 million in the same period in 1997.

During the first three quarters of 1998, cash flow was positively impacted by approximately $33.3 million by an increase in post-petition accounts payable and checks issued but not cleared. Cash was also positively impacted by the receipt of $3.4 million from previous equipment sales and by an increase in accrued liabilities, primarily related to incentive-pay accruals. Cash flow has been negatively impacted by an increase in receivables primarily due to an overall slowness of payment from a few large customers. Cash was also used by an increase in prepaid expenses, primarily prepaid insurance and deposits to suppliers due to the bankruptcy.

The cash produced from operations supported capital expenditures of $26.0 million, including approximately $7.5 million of computer software and consulting costs related to the Company's Year 2000 remediation efforts discussed below, in the first three quarters of 1998 compared to $46.4 million in the same period of 1997. The expenditures were primarily in support of the baby diaper business, specifically new product enhancements and automated packaging. Capital spending is expected to be approximately $39 million during 1998 and will include further expenditures for product enhancement and a company-wide information system upgrade related to the Company's Year 2000 remediation efforts. Capital spending is expected to be approximately $60 million in 1999.

The cash produced from operations also supported the Company's acquisition of its share of Goodbaby, a joint venture in China on December 31, 1997. The joint venture partners are Goodbaby Group and First Shanghai Investment of Hong Kong. Paragon maintains a 40 percent ownership position in the venture. Initial registered capital of the venture was approved at $15 million, to be funded over a two-year period. The Company also made an additional payment to Mabesa as an earnout payment based on 1997 performance.

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

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, the subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998, and the Fourth Amendment dated September 28, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

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

YEAR 2000

The "Year 2000 issue" is generally defined as the inability of computer hardware, software and embedded systems to properly recognize and process date-related information for dates after December 31, 1999. The Company began its efforts to address this problem as early as 1995. The Company's efforts generally are separated into three areas: (i) business information systems ("Business Systems"), (ii) non-information technology systems, including real estate facilities and manufacturing equipment ("Infrastructure Systems"), and
(iii) vendors, suppliers, customers and third party information interfaces ("Third Party Dependencies").

The Company has established a formal "Y2K Project Office" to assess, manage and implement its Year 2000 activities. The Company has also established a formal "Y2K Steering Committee" to oversee the Company's Year 2000 efforts, including the efforts of the Project Office. The Company has also engaged Deloitte Consulting/ICS to assist with implementation of certain Year 2000 related Business Systems and the Gartner Group to assist with its Year 2000 efforts for Infrastructure Systems and Third Party Dependencies.

The Company's State of Readiness

Most of the Year 2000 issues arising with respect to the Business Systems of the Company are being addressed by replacement of the majority of those systems through implementation of SAP R/3 enterprise resource planning software. The
SAP software was implemented and operating at the Company's corporate headquarters and in its U.S. baby diaper plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The Company currently anticipates that the November 1998 SAP implementation should help significantly minimize any Year 2000 related disruptions for approximately 80% of the Company's Business Systems at those locations. Overall, the Company expects that the November 1998 SAP implementation will address 60% of the Year 2000 exposures related to its Business Systems as a whole. The remaining systems are being addressed and are expected to be fully assessed, remediated or replaced, tested and implemented in a timely fashion. While there may be integration and process issues associated with implementation of the SAP system, the Company currently anticipates that the system will improve the Company's Business Systems and address the majority of the Business System Year 2000 problems.
With respect to Business Systems that will not be addressed by the overall SAP implementation, the Company is investigating certain issues with certain of its desktop computer operating systems. While the remediation requirements are not clearly known at this time, it may be necessary to replace such workstations.
If replacement of all possibly affected machines were necessary, the Company does not anticipate that such replacement would have a material adverse impact on the Company's financial position. Contingency planning, if necessary, for the Company's non-SAP related Business Systems will be developed prior to the end of the first quarter of 1999.

The Company has engaged The Gartner Group to evaluate and analyze the Company's overall Year 2000 preparedness, concentrating specifically on the Company's Infrastructure Systems and Third Party Dependencies. The Company currently anticipates that it will receive The Gartner Group's formal report by the end of November 1998. The Company plans, if necessary, to initiate remediation/replacement procedures and testing and implementation of any remediated or replaced systems after issuance of the Gartner report. Contingency planning, if necessary, for Infrastructure Systems is currently scheduled to begin in the first quarter of 1999, but this may change depending on the contents of the Gartner report.

The Company is in the process of evaluating its Infrastructure Systems for Year 2000 related problems. These systems include the manufacturing capacity for the Company's products and are therefore critical to the Company's ability to produce products and realize revenue from sales. The manufacturing capacity of the Company include any number of automated systems which may include embedded chips that are difficult to identify and remediate in the event of Year 2000 related problems. Security, heating and air conditioning and other commonly encountered real estate facilities and personal safety and security systems are also among the different types of systems included in the Company's assessment of its Infrastructure Systems.

The Company is in the process of identifying and prioritizing its material Third Party Dependencies. Year 2000 problems with respect to certain material customers that prevented the taking or filling of orders for products or interfered with the collections process could have a material impact on the Company's revenues. Approximately 80% of the Company's orders for products are delivered via electronic data interchange facilities ("EDI"). The SAP implementation is designed to address Year 2000 related issues for Company systems required for these EDI exchanges, but the Company is not able to control the EDI facilities of its customers. The Company is in the process of surveying the EDI facilities of certain of its customers for Year 2000 preparedness. The Company is also in the process of preparing an inventory and assessment of those vendors, service providers and raw materials suppliers which may have a material impact on the Company in the event of Year 2000 problems. Currently, the Company anticipates that this inventory and assessment process will be substantially completed in the first quarter of 1999. The Company cannot predict how many of the vendors, service providers and raw materials suppliers will respond to the survey requests or the nature of their responses. The Company's current plan is to either resolve material Third Party Dependency issues known to it by the end of the first quarter of 1999 or develop a contingency plan to address problems with a particular Third Party Dependency, as necessary.

Costs to Address the Company's Year 2000 Issues

The total costs associated with required modifications to address Year 2000 related issues for the Company is expected to be material to the Company's financial position. The cost of the project through September 27, 1998 was $14.7 million, all of which was related to the SAP implementation. It is not possible to identify what portion of the total SAP cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues with respect to its former Business Systems.

The future cost of the Year 2000 project is estimated to be approximately $14 million. The Company is still in the process of assessing what, if any, additional costs may be required to remediate or replace its remaining Business Systems, its Infrastructure Systems or to address Third Party Dependencies. All of the costs are expected to be funded through operating cash flow and/or bank borrowings.

Risks Presented by Year 2000 Issues

The Year 2000 presents a number of risks and uncertainties that could affect the Company. These include, but are not limited to, failure of the SAP implementation to address a material issue with the Company's Business Systems, failure of the Company to identify and address material issues associated with non-SAP related Business Systems or with its Infrastructure Systems, failure or inability of customers to place orders for Year 2000 related reasons, failure of necessary raw materials manufacturers to deliver their products to the Company in a timely fashion and the inability of either the Company to collect its receivables or its customers to process payments for goods. In addition, any combination of the foregoing which would not in and of itself constitute a material adverse event may, in the aggregate, materially and adversely affect the Company's results of operations, liquidity and overall financial position. Moreover, problems in public utilities and infrastructure systems such as power supply, telecommunications, transportation and other possible disturbances related to the Year 2000 in the United States and abroad may have unexpected, material impacts on the Company's ability to do business in the normal course and therefore may also have a material adverse impact on the Company's results of operations and financial position. The Company currently anticipates that the SAP implementation and completion of the Year 2000 project as scheduled will reduce the incidence and severity of Year 2000 related disturbances in systems that are within the control of the Company. In addition, the Company currently anticipates that it will be able to address those Year 2000 issues for internal business processes not addressed by the SAP implementation which the Company anticipates may have a material impact on the Company or its results of operation.

RISKS AND UNCERTAINTIES

As a result of the adverse judgment in the P&G patent litigation, the Company was required to modify its current diaper design. Pursuant to an agreement with P&G, the Company had until July 6, 1998 to complete the conversion to a new diaper design. The Company completed its conversion to a new diaper design in accordance with the requirements of the conversion agreement with P&G. The Company has been advised by independent patent counsel that the new diaper design does not infringe any valid U.S. patent. The Company also paid P&G a royalty of approximately $4.5 million, which represents 2 percent of net sales of the previous diapers manufactured during the conversion period. This 2 percent royalty had a material adverse effect on the results of operations during the first three quarters of 1998.

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its new, single-cuff diaper product. P&G asserts in its claim that Paragon's new diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company has opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit and intends to vigorously contest it. If the motion was granted, however, the Company would be forced to discontinue the manufacture and sale of the new design. In addition, P&G has asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of the new design would also constitute patent infringement. Consequently, the Company believes that if the motion was granted, it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability. See "PART II. OTHER INFORMATION: ITEM 1. LEGAL PROCEEDINGS."

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a Plan of Reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and shareholders may be altered. Investment in stock of the Company, therefore, should be regarded as highly speculative. As a result of the Chapter 11 filing, the Company will incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Official Committee of Unsecured Creditors and the Committee of Equity Security Holders including professional fees, to the extent allowed by the Bankruptcy Court.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

The Company faces risks and uncertainties raised by the Year 2000 Issue with respect to its Business Systems, Infrastructure System and Third Party Dependencies described above under "Year 2000 - Risks Presented by Year 2000 Issues" which could have a material adverse effect on the Company if not addressed. The Company is taking steps to address these Year 2000 Issues as outlined above.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including, but not limited to: the Company's Chapter 11 filing; patent litigation; Year 2000 issues; increased raw material prices; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; and new competitors in the market, are described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's patents are valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion under Rule 59 for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion by order entered August 4, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal, appealing of the Delaware District Court's December 30, 1997 Judgment, money judgment, injunction and denial of Paragon's Rule 59 motion. The appeal has now been fully briefed; argument has not yet been scheduled.

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its new, single-cuff diaper product. P&G asserts in its claim that Paragon's new diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company has opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit and intends to vigorously contest it. If the motion was granted, however, the Company would be forced to discontinue the manufacture and sale of the new design. In addition, P&G has asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of the new design would also constitute patent infringement. Consequently, the Company believes that if the motion was granted it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

The Judgment has had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998. See "--In Re Paragon Trade Brands, Inc.," below.

P&G has asserted alleged claims against the Company regarding similar patent claims on diaper products sold in other countries. The Company has reviewed such claims and believes them to be without merit. See "--In Re Paragon Trade Brands, Inc." below.

The Company continues to pursue settlement of the P&G claim as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of such settlement will be subject to Bankruptcy Court approval.

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

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation have been stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the Federal District Court for the Northern District of Georgia. The Company objected to K-C's Appeal and has sought to have it dismissed. K-C has also filed a motion, now pending, with the District Court in Atlanta to withdraw the reference of its proof of claim from the jurisdiction of the Bankruptcy Court. On October 27, 1998, the District Court dismissed without prejudice the appeal, the withdrawal of the reference and the Company's motion to dismiss the appeal and instructed the parties to refile their respective pleadings in sixty days if the parties had not by then resolved their dispute. See "--In Re Paragon Trade Brands, Inc." below.

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

Effective September 1 1998, the K-C case was reassigned to Judge Lindsey, a newly-appointed judge on the Dallas Federal District Court bench. Judge Lindsey has asked the parties to report on the status of the case and the likelihood of settlement, and has indicated that he will set a trial date shortly if settlement does not appear likely.

Should K-C prevail on its claims, award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). The Company continues to believe that it does not infringe any valid claim of any K-C patent. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with law and procedure. See "--In Re Paragon Trade Brands, Inc.," below.

The Company continues to pursue settlement of the K-C claim as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of such settlement will be subject to Bankruptcy Court approval.

In Re Paragon Trade Brands, Inc. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not adjudicated by the District Court at that time, the Company estimated that the damages were approximately $200 million. The amount of the damages award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the entry of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

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

K-C filed alleged claims ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling), including claims related to the litigation in the Dallas District Court described above. See "--Kimberly-Clark Corporation v. Paragon Trade Brands, Inc.," above. K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court. The Company continues to believe that it does not infringe any valid claim of the asserted K-C patents. The Company further believes that K-C's attempt to inflate its bankruptcy claims well beyond its claims in the Dallas District Court is inconsistent with applicable law and procedure.

On October 19, 1998, the Company, P&G, K-C and the Creditors' Committee stipulated to an extension of the Company's exclusivity period to November 18, 1998 and for an additional thirty (30) days to December 18, 1998 unless any of the parties files an objection to such additional extension by November 12, 1998.

On November 2, 1998, the U.S. Trustee appointed a Committee of Equity Security Holders in the Company's Chapter 11 case.

The Company continues to pursue settlement of the K-C and P&G claims as an alternative to litigation. As of early November, the Company believes considerable progress has been made. If settlement is reached, the terms of each such settlement will be subject to Bankruptcy Court approval.

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

         Exhibit 10.3           License, dated as of February 2, 1993, between
                                Weyerhaeuser and Paragon(1)

         Exhibit 10.4 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.5           Technology Agreement, dated as of October 15,
                                1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

         Exhibit 10.6           Critical Supply Agreement, dated as of February
                                2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.6.1 Letter Supply Agreement between Weyerhaeuser and Paragon dated as of October 22, 1997(9)

         Exhibit 10.7*          Stock Option Plan for Non-Employee Directors(1)

         Exhibit 10.8*          Annual Incentive Compensation Plan(1)

         Exhibit 10.9*          1993 Long-Term Incentive Compensation Plan(1)

         Exhibit 10.10*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Bobby V. Abraham

         Exhibit 10.11*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and David W. Cole

         Exhibit 10.12*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Alan J. Cyron



         Exhibit 10.13*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Arrigo D. (Rick)
                                Jezzi

         Exhibit 10.14*         Employment agreement, dated as of August 11,
                                1998, between Paragon and Robert E. McClain

         Exhibit 10.15*         Employment Agreement, dated as of August 11
                                1998, between Paragon and Catherine O.
                                Hasbrouck

         Exhibit 10.16*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Kevin P. Higgins

         Exhibit 10.17*         1995 Incentive Compensation Plan(5)

         Exhibit 10.18*         Paragon Trade Brands, Inc. Confirmation
                                Retention Plan for Top Eight Executives and
                                Summary Plan Description

         Exhibit 10.19 Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

         Exhibit 10.19.1 Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of February 6, 1996(8)

         Exhibit 10.20          Revolving Credit and Guaranty Agreement Among
                                Paragon Trade Brands, Inc., a
                                Debtor-in-Possession, as Borrower, the
                                Subsidiaries of the Borrower Named Herein, as
                                Guarantors, the Banks Party hereto, and Chase
                                Manhattan Bank, as Agent, dated as of January
                                7, 1998, as Amended (Conformed to Reflect the
                                First Amendment to the Revolving Credit and
                                Guaranty Agreement dated as of January 30,
                                1998, the Third Amendment to the Revolving
                                Credit and Guaranty Agreement dated as of March
                                23, 1998, and the Third Amendment to Revolving
                                Credit and Guaranty Agreement dated as of April
                                15, 1998)(10)

         Exhibit 10.21          Security and Pledge Agreement, dated as of
                                January 7, 1998(10)

         Exhibit 10.22          Revolving Canadian Credit Facility and Parent
                                Guarantee(2)

         Exhibit 10.23          Indemnification Agreements, dated as of
                                February 2, 1993, between Weyerhaeuser and
                                Bobby V. Abraham and Gary M. Arnts(1)

         Exhibit 10.24 Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical
                                Bank, as Rights Agent(3)

         Exhibit 10.25          Asset Purchase Agreement dated December 11,
                                1995 by and among Paragon Trade Brands, Inc.,
                                PTB Acquisition Sub, Inc., Pope & Talbot, Inc.
                                and Pope & Talbot, Wis., Inc. (6)

         Exhibit 10.26** Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                Paragon Trade Brands, Inc.(7)

         Exhibit 10.26.1**      Sales Contract, dated as of April 30,
                                1998, between Clariant Corporation and Paragon
                                Trade Brands, Inc.(11)

         Exhibit 10.27          Lease Agreement between Cherokee County, South
                                Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996(8)

         Exhibit 11 Computation of Per Share Earnings (See Note 9 to Financial Statements)

         Exhibit 27             Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended September 27, 1998.

--------------------------

*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.

(10)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PARAGON TRADE BRANDS, INC.



                             By /s/ Alan J. Cyron
                               ------------------------
                                Alan J. Cyron
                                Chief Financial Officer





November 12, 1998

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

         Exhibit 10.3           License, dated as of February 2, 1993, between
                                Weyerhaeuser and Paragon(1)

         Exhibit 10.4 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.5           Technology Agreement, dated as of October 15,
                                1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

         Exhibit 10.6           Critical Supply Agreement, dated as of February
                                2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.6.1 Letter Supply Agreement between Weyerhaeuser and Paragon dated as of October 22, 1997(9)

         Exhibit 10.7*          Stock Option Plan for Non-Employee Directors(1)

         Exhibit 10.8*          Annual Incentive Compensation Plan(1)

         Exhibit 10.9*          1993 Long-Term Incentive Compensation Plan(1)

         Exhibit 10.10*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Bobby V. Abraham

         Exhibit 10.11*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and David W. Cole

         Exhibit 10.12*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Alan J. Cyron

         Exhibit 10.13*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Arrigo D. (Rick)
                                Jezzi

         Exhibit 10.14*         Employment agreement, dated as of August 11,
                                1998, between Paragon and Robert E. McClain

         Exhibit 10.15*         Employment Agreement, dated as of August 11
                                1998, between Paragon and Catherine O.
                                Hasbrouck


         Exhibit 10.16*         Employment Agreement, dated as of August 11,
                                1998, between Paragon and Kevin P. Higgins

         Exhibit 10.17*         1995 Incentive Compensation Plan(5)

         Exhibit 10.18*         Paragon Trade Brands, Inc. Confirmation
                                Retention Plan for Top Eight Executives and
                                Summary Plan Description

         Exhibit 10.19 Amended and Restated Credit Agreement, dated as of February 6, 1996(7)

         Exhibit 10.19.1 Amendment Agreement, dated December 13, 1996, to Amended and Restated Credit Agreement, dated as of February 6, 1996(8)

         Exhibit 10.20          Revolving Credit and Guaranty Agreement Among
                                Paragon Trade Brands, Inc., a
                                Debtor-in-Possession, as Borrower, the
                                Subsidiaries of the Borrower Named Herein, as
                                Guarantors, the Banks Party hereto, and Chase
                                Manhattan Bank, as Agent, dated as of January
                                7, 1998, as Amended (Conformed to Reflect the
                                First Amendment to the Revolving Credit and
                                Guaranty Agreement dated as of January 30,
                                1998, the Third Amendment to the Revolving
                                Credit and Guaranty Agreement dated as of March
                                23, 1998, and the Third Amendment to Revolving
                                Credit and Guaranty Agreement dated as of April
                                15, 1998)(10)

         Exhibit 10.21          Security and Pledge Agreement, dated as of
                                January 7, 1998(10)

         Exhibit 10.22          Revolving Canadian Credit Facility and Parent
                                Guarantee(2)

         Exhibit 10.23          Indemnification Agreements, dated as of
                                February 2, 1993, between Weyerhaeuser and
                                Bobby V. Abraham and Gary M. Arnts(1)

         Exhibit 10.24 Rights Agreement dated December 14, 1994 between Paragon Trade Brands, Inc. and Chemical
                                Bank, as Rights Agent(3)

         Exhibit 10.25          Asset Purchase Agreement dated December 11,
                                1995 by and among Paragon Trade Brands, Inc.,
                                PTB Acquisition Sub, Inc., Pope & Talbot, Inc.
                                and Pope & Talbot, Wis., Inc.(6)

         Exhibit 10.26** Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                Paragon Trade Brands, Inc.(7)

         Exhibit 10.26.1** Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon
                                Trade Brands, Inc.(11)

         Exhibit 10.27          Lease Agreement between Cherokee County, South
                                Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996(8)

         Exhibit 11 Computation of Per Share Earnings (See Note 9 to Financial Statements)

         Exhibit 27             Financial Data Schedule (for SEC use only)


--------------------------

*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 1994.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of December 14, 1994.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual report on From 10-K for the fiscal year ended December 28, 1997.

(10)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11)Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.