Form 10-K405
period 1998-12-27
PARAGON TRADE BRANDS INC
filed 1999-04-12
CIK 889429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 27, 1998
                                       OR

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

       Registrant's telephone number, including area code: (678) 969-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                       ON WHICH REGISTERED
Common Stock, par value $.01 per share          New York Stock Exchange
Series A participating Cumulative               New York Stock Exchange
  Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 31, 1999, there were 11,946,226 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such stock held by nonaffiliates of the Registrant was $29,865,565 (based on the closing price on the New York Stock Exchange on March 31, 1999).


                                                        Exhibit Index on Page 86

                           PARAGON TRADE BRANDS, INC.
                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K


                                     PART I                                 PAGE

Item 1:    BUSINESS                                                            1

Item 2:    PROPERTIES                                                          9

Item 3:    LEGAL PROCEEDINGS                                                  10

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15


                                     PART II

Item 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS                                                16

Item 6:    SELECTED FINANCIAL DATA                                            16

Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              18

Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         32

Item 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        33

Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               69


                                    PART III

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 69

Item 11:   EXECUTIVE COMPENSATION                                             70

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     79

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     80


                                     PART IV

Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    80


                                     Page i

                                     PART I

ITEM 1:    BUSINESS

GENERAL

Paragon Trade Brands, Inc. (the "Company") is the leading manufacturer of store brand infant disposable diapers in the United States and Canada. Paragon manufactures a line of premium and economy diapers, training pants and feminine care and adult incontinence products which are distributed throughout the United States and Canada, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the Company's products under their own store brand names. Paragon has also established international joint ventures in Mexico, Argentina, Brazil and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

On February 9, 1996, the Company completed the purchase of substantially all of the assets of Pope & Talbot, Inc.'s ("Pope & Talbot") disposable diaper business. The purchase price of $63.5 million was paid in a combination of cash and stock. The Company closed all the acquired disposable diaper operations in 1996. The plants and a major portion of the manufacturing equipment have been sold. The remaining equipment is being held for sale. In 1996 the Company took a charge of $8.1 million for the costs of integration and write-downs of duplicate equipment owned by the Company prior to the purchase transaction.

REORGANIZATION CASE

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion which found, in essence, two of P&G's dual cuff diaper patents to be valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178.4 million was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing, thereby protecting all stakeholders' interests. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, Chase has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization. The Company is currently negotiating an extension of the maturity date on the DIP Credit Facility with Chase. As of December 27, 1998, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $1.3 million in letters of credit issued under the DIP Credit Facility at December 27, 1998. The DIP Credit Facility contains customary covenants. The Company for a period of time has been unable to fully comply with certain reporting requirements of such covenants. The Company has obtained waivers with respect to these events of default which are effective through May 10, 1999. The Company believes that it will be in compliance with the reporting requirements of the DIP Credit Facility by May 10, 1999.

The United States Trustee for the Northern District of Georgia has appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee") and an Official Committee of Equity Security Holders (the "Equity Committee" and together with the Creditors' Committee, the "Committees"). The roles of the Committees include, among other things: (i) consultation with the Company concerning the administration of the Chapter 11 case, and (ii) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Company and the conduct and course of the Chapter 11 case. The Company is required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G

Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "ITEM 3: LEGAL PROCEEDINGS: --IN RE PARAGON TRADE BRANDS, INC.," and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES.".

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses ("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe
Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its prepetition revolving credit facility. Pursuant to the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for damages arising therefrom.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by those of the Company's creditors and shareholders entitled to vote and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. Amended schedules were filed by the Company on March 30, 1998 with the Bankruptcy Court. The Bankruptcy Court set a date of June 5, 1998 by which time creditors had to have filed proofs of claims setting forth any claims which arose prior to the Chapter 11 filing.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court. The Company cannot predict at this time the effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on the Company's ability to timely formulate a plan of reorganization. The Company believes, however, that it may be impossible to satisfy in full all of the claims against the Company. Investment in securities of, and claims against, the Company, therefore, should be regarded as highly speculative. See "ITEM 7:
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS:  RISKS AND UNCERTAINTIES."

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1, 12 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

PRODUCTS

The Company manufactures several diaper product lines: a premium-quality Ultra line, an economy line ("Economy") and a Supreme line. The Company also manufactures a line of training pants. Ultra diaper sales accounted for approximately 86 percent, 81 percent, and 78 percent of the Company's total unit sales in 1998, 1997 and 1996, respectively. Economy diaper units represented approximately 7 percent, 9 percent and 12 percent of the Company's total unit sales in fiscal years 1998, 1997 and 1996, respectively. The Supreme product represented approximately 4 percent, 5 percent and 4 percent of the Company's total unit sales in fiscal years 1998, 1997 and 1996, respectively. Training pant sales represented approximately 4 percent of the Company's total unit sales over the same periods.

The Company's Ultra diaper combines fluff pulp with SAP in the absorbent inner core. SAP is significantly more absorbent and better able to retain liquids than fluff pulp. To enhance performance and appearance, the Ultra diaper incorporates a number of product features comparable to those introduced by national branded manufacturers. The Company now produces its Ultra diaper in six different sizes which are designed to fit babies better as they grow and develop. Additionally, the Company continued its agreement with Jim Henson Productions, Inc., pursuant to which the Company reproduces the Muppet Babies(R) cartoon characters on the "tape landing zone" of its Ultra diapers. In 1998, the Company introduced an improved Ultra diaper which incorporated stretch tabs and a hook and loop closure system. In late 1996 and 1997, the Company introduced an improved Ultra diaper which incorporates a cloth-like backsheet and breathable side panels.

The Economy diaper is designed to satisfy the needs of the more cost-conscious value segment shopper. Its absorbent pad contains fluff pulp and SAP. Its features include a "tape landing zone" allowing for easy fitting and re-adjustment after fastening. The Company produces the Economy diaper in three unisex sizes.

The Company's Supreme diaper product is similar to its Ultra diaper but contains a premium absorbent core and parts of the outer cover and closure systems use premium materials.

The Company's training pant is designed for use by children primarily during their transition from diapers. The Company's training pant utilizes an absorbent core of fluff pulp and SAP and a cloth-like nonwoven outer cover. The Company produces its training pant in two gender-specific sizes and two unisex sizes.

In 1996, the Company began manufacturing a line of feminine care products that included ultra thin, maxi and super maxi pads, pantiliners, panty shields and regular and super absorbent tampons. In 1997, the Company began manufacturing a line of adult incontinence products that includes guards, undergarments and bladder control pads. In 1998, the Company curtailed its tampon manufacturing operations.

PRODUCT DEVELOPMENT

To enhance the Company's objective of providing its trade customers with premium-quality store brand disposable diapers, training pants and feminine care and adult incontinence products, the Company devotes significant resources to market research and product design and development to enable it to improve product performance and consumer acceptance. The Company believes that it has the largest product development program of any manufacturer in the U.S. disposable diaper market, other than the national branded manufacturers. The Company spent approximately $4.2 million, $5.1 million and $4.2 million on research and development in fiscal years 1998, 1997 and 1996, respectively.

PATENT RIGHTS

Because of the emphasis on product innovations in the disposable diaper, feminine care and adult incontinence markets, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit the Company's ability to keep up with branded product innovations by prohibiting the Company from introducing products with comparable features. To protect its competitive position, the Company has created an intellectual property portfolio through development, acquisition and licensing that includes approximately 300 U.S. and foreign patents relating to disposable diaper, feminine care and adult incontinence product features and manufacturing processes. The Company also subjects new product innovations to a rigorous patent clearance process which includes a review by the Company's outside patent counsel. This process is designed to minimize patent risk related to the Company's products. See "ITEM 3:
LEGAL PROCEEDINGS."

MAJOR CUSTOMERS

The Company's net sales to its largest trade customer, Wal-Mart Stores, Inc., and Sam's Club, a division of Wal-Mart Stores, Inc., represented an aggregate of approximately 19 percent, 15 percent and 13 percent of total net sales in fiscal years 1998, 1997 and 1996, respectively. As is customary in the infant disposable diaper market, the Company in most cases does not have long-term contracts with its trade customers. The Company estimates that approximately 7 percent, 7 percent and 9 percent of net sales were to trade customers in Canada in fiscal years 1998, 1997 and 1996, respectively.

FOREIGN OPERATIONS

On January 26, 1996, the Company through its wholly owned subsidiary PTB International, Inc. ("PTBI") completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa"), the second largest manufacturer of infant disposable diapers in Mexico, for $15.3 million in cash plus additional consideration based on Mabesa's future financial results through 2001. The Company also acquired an option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. In 1998 and 1997, based on Mabesa's prior year's financial results, the Company paid additional consideration of $2.8 million and $3.4 million, respectively.

In addition, PTBI acquired a 49 percent interest for $1.6 million in cash in Paragon-Mabesa International ("PMI"), a joint venture that developed a diaper manufacturing facility in Tijuana, Mexico. The Company sold certain assets to PMI as part of the development of PMI's manufacturing facility in Tijuana,
Mexico. The Company has assisted in financing the equipment, building construction and start-up of the Tijuana, Mexico facility which is completely operational. The Company has signed a Product Supply Agreement with PMI and purchases substantially all of PMI's production for sale to U.S. and European retail customers.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Mabesa owns the remaining 51 percent. Stronger has been used to establish joint ventures in Argentina and Brazil and can be used to establish additional Latin American joint ventures.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina, for approximately $11.6 million in cash plus additional consideration based on Serenity's future financial results through 2000. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5.7 million to Stronger, its pro-rata share of the purchase price, and paid additional consideration of $.6 million in 1998. PTBI has guaranteed Stronger's additional consideration obligations which are estimated not to exceed an aggregate of $2.3 million through 2000.

On November 10, 1997, Stronger acquired 99 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC") for approximately $10.5 million in cash from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products. PTBI advanced $5.1 million to Stronger, its pro-rata share of the purchase price in 1997. In 1998, PTBI converted $2.0 million of outstanding notes receivable and accumulated interest for equipment sales into an additional capital contribution.

In 1998 Paragon established Goodbaby Paragon Hygienic Products Co. Ltd., a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. Paragon purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved by the Chinese government at $15 million, to be funded over a two-year period. A joint venture business license was approved by the Chinese government on December 31, 1997. Groundbreaking for a new factory took place in February 1998. The joint venture began production and distribution of infant disposable diapers in October 1998. Paragon advanced $4.0 million, its pro-rata share, in 1998.

RAW MATERIALS

The principal raw material components of the Company's products are SAP, fluff pulp, polyethylene backsheet, polypropylene nonwoven liner, adhesive closure tape, hotmelt adhesive, elastic and tissue.

One of the primary raw materials used in the production of disposable diapers is SAP. In early 1998, the Company entered into an agreement with Clariant International Ltd. (subsequently purchased by BASF Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 2001. Fluff pulp, a product made from wood fibers, is another primary raw material. The Company's agreement with Weyerhaeuser Company ("Weyerhaeuser") pursuant to which it purchased 100 percent of its requirements of bleached chemical fluff pulp expired August 31, 1998. The Company has continued purchasing substantially all of its fluff pulp requirements from Weyerhaeuser. The Company believes that at least two other sources of supply exist for fluff pulp.

The Company's gross margins are significantly impacted by raw material prices, especially the price of fluff pulp which can fluctuate dramatically. The Company's operating results benefited from favorable fluff pulp market prices in 1998 and may be adversely affected by increases in raw material prices, primarily fluff pulp, in 1999. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Risks and Uncertainties."

COMPETITION-Disposable Diapers

National Branded Manufacturers

The principal aspects of competition from the national branded manufacturers are price, product quality, product innovation and customer service. The U.S. disposable diaper market is led by the national brands manufactured by P&G and K-C. The Company estimates that, in 1998, the national branded manufacturers accounted for approximately 74 percent of all U.S. disposable diaper sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the infant disposable diaper market.

The market for disposable diapers is divided into the premium and value segments. The premium segment accounts for approximately 60 percent of the unit volume. Both K-C and P&G dominate the premium segment. The value segment of the industry, which the Company estimates accounted for approximately 40 percent of unit volume in 1998, is highly competitive. The Company includes store brands, control labels, P&G's Luvs(R), Drypers(R), Fitti(R), and all other regional brands in the value segment.

In total, P&G is the dominant manufacturer in the U.S. diaper market, with approximately 40 percent market share. P&G manufactures two brands: Pampers(R), its premium brand with approximately 26 percent market share, and Luvs, its value brand with 14 percent market share. K-C manufactures the number one diaper brand, Huggies, with approximately 34 percent market share. K-C does not offer a value brand, but supplies some store brand training pants within the value segment.

Price has been a significant variable in the competitive strategy of the national branded companies in the past three years. In recent years, pricing pressure by the brands has been most evident in the shift of volume to mass merchants who aggressively sell multi-packs. Multi-packs represent a package configuration that provides the consumer 2, 3 or 4 times the amount of diapers found in a standard convenience count package. These multi-packs sell at prices 10 to 15 percent below the branded convenience count package. For most of 1998, pricing pressures from store brand competitors and a shift of volume to mass merchants continued. In October of 1998, the national brands instituted a 5 percent price increase on certain of their product offerings. The Company began implementing a similar price increase on certain of its products in the fourth quarter of 1998. Competitive factors may prevent the Company from realizing the full benefit of the price increase. The Company believes that the national branded manufacturers have lower per unit costs and higher margins than the Company, principally due to their higher volume and prices, coupled with fewer variations in product and packaging. In addition, the national branded manufacturers have access to substantially greater financial resources than the Company. As a result, the Company believes that the national branded manufacturers are capable of maintaining or reducing prices, even in an environment of rising raw material prices.

Product quality and innovation are critical aspects of competition for the national branded manufacturers. They have substantially larger research and development budgets than the Company and are able to develop product innovations more rapidly than the Company and may thereby gain market share at the Company's expense. The Company estimates that since 1985, the national branded manufacturers have generally introduced a product innovation approximately every 12 months.

While  in  recent  years  the  Company  has  been  able  to  introduce   product
enhancements comparable to those introduced by the national branded manufacturers, there can be no assurance that the Company will be able to continue to introduce such product innovations at the pace required to remain competitive with the national branded manufacturers. Producing comparable products could adversely affect the Company's gross margins, particularly in light of the significant royalty costs the Company must pay under the P&G and K-C licenses described herein. To the extent that the Company is unable to introduce comparable products due to the patent landscape, it could experience a decline in net sales and net earnings. See "ITEM 3: LEGAL PROCEEDINGS" and "ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS: RISKS AND UNCERTAINTIES."

Customer service is another area where the national brands are able to compete. The Company believes that each of the national branded manufacturers has an order-delivery cycle that is significantly shorter than the Company's order-delivery cycle. In addition, the national branded manufacturers devote substantially greater financial resources than the Company to providing trade customers with category expertise, customized promotional campaigns and market support. The national branded manufacturers have sophisticated electronic data interchange systems that interface directly with their customers' product information systems. In 1998, the Company successfully implemented a process improvement and information technology upgrading project to further enhance its customer service capabilities. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Value Segment

The Company competes in the value segment of the market with national value brands and store brand products. The value segment is characterized by excess capacity and vigorous price competition. The Company's largest competitor in the value segment is P&G with its Luvs brand. The next largest competitor is Drypers Corp. K-C also produces store brand training pants.

The Company seeks to compete against other value segment manufacturers by emphasizing research and development and by striving to maintain a leading position among value segment competitors in product quality. Smaller competitors of the Company are sometimes able to introduce new product features more quickly than the Company, in part as a result of having fewer diaper machines to convert to new production processes.

COMPETITION-Feminine Care & Adult Incontinence

The principal bases of competition in the feminine care and adult incontinence market are price, product quality, product innovation and customer service. The U.S. feminine care and adult incontinence retail market is led by national branded manufacturers including K-C, P&G, Johnson and Johnson, Inc., and Playtex Products, Inc. The Company estimates that in 1998, the national branded manufacturers accounted for approximately 92 percent of all U.S. feminine care and approximately 76 percent of all U.S. adult incontinence sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the feminine care market and adult incontinence market. Another manufacturer is the dominant supplier of store brand feminine care products. The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in 1998 and 1997 and expects these losses to continue near-term. The Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11 the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

EMPLOYEES

At December 27, 1998, the Company had approximately 1,211 full-time employees, including 1,021 employees located at its five manufacturing facilities.

ENVIRONMENT

The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills and disposals or other releases of hazardous substances (together, "Environmental Laws").

The Company uses certain substances and generates certain wastes that are regulated by or may be deemed hazardous under applicable Environmental Laws. The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable Environmental Laws. From time to time, however, the Company's operations have resulted or may result in certain noncompliance with applicable requirements. The Company believes, however, that it will not incur compliance or cleanup costs pursuant to applicable Environmental Laws that would have a material adverse effect on the Company's results of operations or financial condition.

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

See "ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: FORWARD-LOOKING STATEMENTS."


ITEM 2:    PROPERTIES

As of December 27, 1998, the Company operated five manufacturing facilities, with plants located in the United States at Macon, Georgia; Harmony,
Pennsylvania; Gaffney, South Carolina; and Waco, Texas; and in Canada at Brampton, Ontario. The Company owns four of its manufacturing facilities.

The following table summarizes the physical properties that were held by the Company at December 27, 1998:

                                                       APPROXIMATE
                                                           SIZE                            NUMBER OF
           LOCATION                      USE            (SQ. FEET)       OWNED/LEASED      MACHINES
--------------------------------  ------------------  ----------------  ----------------  ------------

INFANT CARE:
    Brampton, Ontario               Manufacturing           76,000           Owned             3
    Harmony, Pennsylvania           Manufacturing          173,000           Owned             9
    Macon, Georgia                  Manufacturing          308,000           Owned             8
    Oneonta, New York               Held for Sale           93,000           Owned            --
    Porterville, California         Held for Sale           69,000           Owned            --
    Waco, Texas                     Manufacturing          151,000           Owned             7
FEMININE CARE AND ADULT
INCONTINENCE:
    Gaffney, South Carolina         Manufacturing          213,000          Leased             6
CORPORATE AND OTHER:
    Norcross, Georgia               Headquarters            69,000           Owned            --

The facilities in Oneonta, New York and Porterville, California were sold in February 1999.

ITEM 3:    LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a lawsuit in January 1994 in the District Court for the District of Delaware alleging that the Company's "Ultra" infant disposable diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation have been significant.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion under Rule 59 for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion by order entered August 4, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal. The appeal was fully briefed, and oral argument was scheduled for February 5, 1999.

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its single cuff diaper product. P&G asserted in its claim that Paragon's single cuff diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit. If the motion were granted, however, the Company would be forced to discontinue the manufacture and sale of its single cuff design. In addition, P&G in its motion asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of its single cuff design would also constitute patent infringement. Consequently, the Company believes that if the motion were granted it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

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

P&G filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $2.3 billion (without trebling) to $6.5 billion (with trebling), which included a claim of $178.4 million for the Delaware Judgment. See "--IN RE PARAGON TRADE BRANDS, INC.," below. The remaining claims include claims for, among other things, alleged patent infringement by the Company in foreign countries where it has operations.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described herein, will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "ITEM 3: LEGAL PROCEEDINGS: --IN RE PARAGON TRADE BRANDS, INC.," and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES" below.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation were stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10, 1998 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the District Court for the Northern District of Georgia. The Company objected to K-C's appeal and sought to have it dismissed. K-C also filed a motion with the District Court in Atlanta to withdraw the reference with respect to all matters pertaining to its proof of claim from the jurisdiction of the Bankruptcy Court. By order executed February 18, 1999, the appeal, K-C's motion for withdrawal of the reference and the Company's motion to dismiss the appeal were dismissed by the District Court without prejudice to the right of either party within sixty days to re-open the actions if a settlement was not consummated. See "--IN RE PARAGON TRADE BRANDS, INC." below.

On May 26, 1998, the special master issued his report on the majority of the motions pending before him. His report included a finding, among other things, that Paragon, as the successor-in-interest to the disposable diaper business of Pope & Talbot, has a fully paid-up license to one of the three asserted K-C inner-leg gather patents, which license runs from the date of the acquisition by the Company of Pope & Talbot. Pope & Talbot had previously obtained the license from K-C. The special master also found that K-C should be held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

Effective September 1, 1998, the Texas action was reassigned to Judge Lindsey, a newly-appointed judge on the Dallas District Court bench. Judge Lindsey asked the parties to report on the status of the case and the likelihood of settlement. The parties responded on November 6, 1998, that negotiations were underway and that they believed considerable progress was being made.

The Company has previously disclosed that should K-C prevail on its claims, an award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). See "--IN RE PARAGON TRADE BRANDS, INC.," below.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses ("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new

SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178.4 million were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets, permitted the Company to appeal the District Court's decision in an orderly fashion and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code. The bar date for the filing of proofs of claim (excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2.3 billion (without trebling) to $6.5 billion (with trebling), which included a claim of $178.4 million for the Delaware judgment. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above. The remaining claims include claims for, among other things, alleged patent infringement by the Company in foreign countries where it has operations.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "ITEM 3: LEGAL PROCEEDINGS: --IN RE PARAGON TRADE BRANDS, INC.," and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES" below.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company stays within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

On February 17, 1999, the Company, P&G, K-C, the Creditors' and Equity Committees stipulated to an extension of the Company's exclusivity period to April 19, 1999 during which time only the Company can propose a plan of reorganization. On March 29, 1999, the Company filed a motion seeking to extend this period, initially, to May 19, 1999 and, subsequently, to June 19, 1999. A hearing on this motion is scheduled to occur on April 16, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of December 27, 1998, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1.3 million in letters of credit issued under the DIP Credit Facility at December 27, 1998. The DIP Credit Facility contains customary covenants. The Company for a period of time has been unable to fully comply with certain reporting requirements of such covenants. The Company has obtained waivers with respect to these events of default which are effective through May 10, 1999. The Company believes that it will be in compliance with the reporting requirements of the DIP Credit Facility by May 10, 1999. See "Note 12 of Notes to Financial Statements." Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

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


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

As of March 31, 1999, there were 250 holders of record of the Company's common stock. The Company has not paid dividends on its common stock. The Board of Directors will determine future dividend policy based upon the Company's results of operations, financial condition, capital requirements and other circumstances. The Company's DIP Credit Facility prohibits the Company from paying cash dividends. The Company's common stock is listed on the New York Stock Exchange, Inc. under the symbol "PTB." See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES." See "Note 19 of Notes to Financial Statements" regarding the quarterly high and low price range of the Company's common stock. The Company did not sell any securities of the Company that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 27, 1998.


ITEM 6:    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company on a historical basis as described below. The selected consolidated financial data as of December 27, 1998 and December 28, 1997, and for the three years in the period ended December 27, 1998 have been derived from the audited consolidated financial statements of the Company which are included in Item 8 of this annual report on Form 10-K. The selected consolidated financial data as of December 29, 1996, December 31, 1995 and December 25, 1994, and for the years then ended have been derived from the audited consolidated financial statements of the Company. The Company uses a 52/53-week year for financial reporting purposes. The fiscal year ended December 31, 1995 reflects 53 weeks of operations.

The audited consolidated financial statements from which the selected financial data has been derived have been prepared assuming that the Company will continue as a going concern. As more fully described in "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION  AND RESULTS OF  OPERATIONS--RISK  FACTORS:  REORGANIZATION
CASE," the Company is unable to predict when it will submit a plan of reorganization that will be acceptable to the Bankruptcy Court. In the event a plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to execute the underlying business plan. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(Dollar amounts in millions, except per share data)

                                    1998            1997          1996          1995          1994
                                -------------- --------------- ------------ -------------- ------------
EARNINGS STATEMENT DATA(1)
Net Sales                        $   535.2       $  562.0        $  581.9     $  518.8        $ 578.6
EBITDA(2)                        $    58.4       $   62.5        $   91.5     $   46.2        $  73.6
Operating profit (loss)          $   (58.0)(3)   $ (183.8)(4)    $   35.7(5)  $   (3.6)(6)    $  42.5
Net earnings (loss)              $   (65.4)(3)(7)$ (212.7)(4)(8) $   21.1(5)  $   (3.4)(6)    $  25.0

PER SHARE DATA(1)
Basic earnings (loss) per        $   (5.48)(3)(7)$(17.86)(4)(8)  $   1.76(5)  $   (.29)(6)    $  2.16
share

BALANCE SHEET DATA(1)
Total assets                     $   429.3       $  376.1        $  373.1     $  266.7        $ 275.4
Liabilities subject to
    compromise                   $   406.9           -              -             -             -
Long-term debt                   $     -         $   70.0        $   70.0         -           $   6.0
Shareholders' equity (deficit)   $   (61.8)      $    5.0        $  214.7     $  191.7        $ 195.7

OTHER DATA(1)
Capital spending                 $    28.3       $   49.4        $   48.9     $   17.4        $  74.9
Depreciation and amortization    $    34.5       $   35.5        $   38.8     $   36.0        $  31.1
Units sold (millions)               3,463          3,689           3,761         3,378         3,595

---------------

(1)     See Notes 1, 3 and 15 of Notes to Financial Statements.

(2)  Operating   profit  (loss)  before   interest,   taxes,   depreciation  and
amortization and nonrecurring charges discussed in footnotes 3, 4, 5 and 6 below ("EBITDA").

(3) Includes settlement contingencies of $78.5 for the estimated settlement costs of P&G's and K-C's claims asserted in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action, and a $3.4 asset impairment of the Company's tampon manufacturing line. See Notes 1, 3 and 15 of Notes to Financial Statements and "ITEM 3: LEGAL PROCEEDINGS."

(4) Includes settlement contingency of $200 for an adverse judgment in a patent litigation matter with P&G and $10.6 of asset impairments and inventory adjustments related to the write-off of software and consulting costs and the discontinuation of the Company's tampon manufacturing operation. See Notes 1, 3 and 15 of Notes to Financial Statements.

(5) Includes costs for the integration of Pope & Talbot's disposable diaper business purchased in February 1996 and costs related to the relocation of the corporate headquarters to Atlanta. Excluding these costs, operating profit would be $52.7, net earnings would be $31.7 and basic earnings per share would be $2.64.

(6) Includes restructuring and charges taken in the first quarter of 1995 for the closure of the La Puente, California plant, corporate headquarters staff reductions, and other charges. Excluding these charges, operating profit would be $10.1, net earnings would be $5.4 and basic earnings per share would be $.46.

(7)     Includes a $32.9 reserve against deferred and other tax-related assets.

(8)     Includes a $100.2 reserve against deferred and other tax-related assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has previously disclosed that "P&G" had filed a lawsuit against it in the United States District Court for the District of Delaware alleging that the Company's "Ultra" disposable baby diaper products infringe two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion which found, in essence, two of P&G's dual cuff diaper patents to be valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178.4 million was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "--Risks and Uncertainties" below, and "ITEM 3:
LEGAL PROCEEDINGS: --IN RE PARAGON TRADE BRANDS, INC."

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses

("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe
Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "--Risks and Uncertainties."

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of Changing Paradigms, Inc. ("Changing Paradigms"), the Company's household cleaners and air freshener business that was sold in 1998, and the Company's international investments in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment.

YEAR ENDED DECEMBER 27, 1998 VS. YEAR ENDED DECEMBER 28, 1997

RESULTS OF OPERATIONS

A net loss of $65.4 million was incurred during 1998 compared to a net loss of $212.7 million in 1997. Included in the results for 1998 were accrued settlement contingencies of $78.5 million representing the balance of the estimated settlement costs of P&G's and K-C's claims in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1998 was $6.3 million of bankruptcy costs and a $3.4 million asset impairment writedown relating to the Company's tampon manufacturing line that was taken out of service in early 1998 and is currently held for sale. The total of the settlement contingency, bankruptcy costs and asset impairment writedown was $54.2 million, net of the effect of income taxes. The results in 1998 were also negatively impacted by a reserve of $32.9 million taken against the Company's net deferred and other tax-related assets.

Included in the 1997 results was an estimated accrued settlement contingency of $200 million for the P&G patent litigation judgment and associated litigation costs. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1997 were asset impairments and other write-offs totaling $10.6 million related to the write-off of software and consulting costs related to the enterprise-wide information system installation and discontinuation of the Company's tampon production. The total of the loss contingency and asset impairments was $129.5 million, net of the effect of income taxes. The results in 1997 were also negatively impacted by a reserve of $100.2 million taken against the Company's net deferred and other tax-related assets.

Basic loss per share in 1998 was $5.48 compared to basic loss per share of $17.86 in 1997. Basic earnings per share was $1.52 in 1998 compared to $1.43 in 1997, excluding charges discussed above in both periods and bankruptcy costs and adjusting for the Company's contractual interest charges in 1998.

Infant care operating loss totaled $42.2 million in 1998 compared to an operating loss of $155.0 million in 1997. The $78.5 million of settlement contingencies in 1998 and the $200.0 million settlement contingency in 1997 discussed above, materially impacted infant care operating results. Excluding these contingencies, infant care operating profits were $36.3 million in 1998 compared to $45.0 million in 1997. Reduced volume and increased SG&A were the major factors contributing to this decline.

Feminine care and adult incontinence operating loss totaled $16.9 million in 1998 compared to an operating loss of $23.7 million in 1997. Operating loss includes asset impairments related to a tampon manufacturing operation that was shut down in 1998 of $3.4 million in 1998 and $4.4 million in 1997. The reduction of the operating loss resulted from increased volume, the discontinuation of the tampon manufacturing operation and cost management initiatives.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in 1998 and 1997 and expects these losses to continue near-term. The Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11 the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized.

NET SALES

Overall net sales were $535.2 million in 1998, a 4.8 percent decrease from the $562.0 million reported in 1997.

Infant care net sales decreased 5.9 percent to $512.8 million from $545.2 million in 1997. Unit sales decreased 7.5 percent to 3,413 million diapers in 1998 compared to 3,689 million diapers in 1997. The decrease in sales was primarily due to uncertainties related to the Company's Chapter 11 proceeding and the temporary discontinuation of shipments to a customer during the second half of the year due to product design issues associated with a new product rollout. The Company believes these product design issues have been resolved. The Company resumed shipments to that customer in the first quarter of 1999. Volume remained under pressure from discounts and promotional allowances by branded manufacturers and value segment competitors and by customer losses to store brand diaper competitors. 1999 infant care volume and sales price are expected to remain under pressure due to product performance issues until remedied, continued competitive initiatives from store brand competitors and a prolonged Chapter 11 case.

Excluding the effect of a favorable product mix, average sales prices for the Company's products during 1998 were lower compared to 1997. The decrease in prices was primarily due to the use of multi-packs by the branded manufacturers and value segment competitors, competitive pressure from store brand diaper competitors and price decreases in Canada. The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to increases announced by K-C and P&G. It is difficult to predict the amount of the final realization of this price increase due to competitive factors previously discussed.

Feminine care and adult incontinence sales increased to $6.6 million in 1998 from $4.3 million in 1997 due to the initiation of shipments of product to new customers. However, the uncertainty caused by the Company's Chapter 11 filing has significantly impacted the ability to attract additional sales. The Company expects this condition to persist until the Company's emergence from Chapter 11. See "--RISKS AND UNCERTAINTIES."

Corporate and other net sales increased to $15.8 million in 1998 from $12.5 million in 1997 and relate to Changing Paradigms, which was sold in October of 1998.

COST OF SALES

Overall cost of sales in 1998 was $428.6 million compared to $454.9 million in 1997, a 5.8 percent decrease. As a percentage of net sales, cost of sales was
80.1 percent in 1998 compared to 80.9 percent in 1997.

Infant care costs were $397.1 million in 1998 compared to $423.4 million in 1997, a decrease of 6.4 percent. As a percentage of net sales, infant care cost of sales was 77.4 percent in 1998 compared to 77.8 percent in 1997. This improvement was primarily due to lower raw material costs, improved operating efficiencies and lower overhead costs. The lower costs were partially offset by the sourcing of products from PMI under a supply contract and charges related to royalties payable to P&G under a product conversion agreement. Costs were also higher due to the product design costs associated with the Company's conversion to a single leg cuff diaper in June of 1998. Costs will increase significantly in 1999 due to the payment of royalties in accordance with various licensing agreements included in the settlements of certain patent litigation with P&G and K-C. See "ITEM 3: LEGAL PROCEEDINGS" and "Risks and Uncertainties."

Infant care raw material costs, primarily pulp and SAP, were at lower price levels in 1998 compared to 1997. Raw material prices, primarily pulp and SAP, are expected to increase in 1999. Product costs are expected to increase significantly during 1999 due to the increased price and utilization of SAP, the introduction of an improved Ultra diaper, which incorporates stretch tabs and a hook and loop closure system, and rising fluff pulp prices. See "Risks and Uncertainties."

Infant care labor costs were lower during 1998 compared to 1997. The lower costs reflect increased manufacturing efficiencies including the use of automated packaging. Infant care overhead costs were lower during 1998 compared to 1997 due to cost management efforts. Labor costs are expected to increase during 1999 due to inefficiencies related to new product designs and product introductions.

Infant care depreciation costs were $25.8 million in 1998 compared to $29.1 million in 1997.

Feminine care and adult incontinence cost of sales were $18.6 million in 1998 compared to $20.4 million in 1997, a decrease of 4.1 percent. As a percentage of net sales, cost of sales was 281.8 percent in 1998 compared to 451.2 percent in 1997. Increased volume, lower labor and overhead costs resulting from cost management initiatives and the shut down of tampon-related production equipment were offset by an increase in depreciation to $4.7 million in 1998 from $2.3 million in 1997. Feminine care and adult incontinence cost of sales are expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $78.4 million in 1998 compared to $76.3 million in 1997. As a percentage of net sales, these expenses were 14.6 percent in 1998 compared to
13.6 percent in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation, which is part of the Company's Year 2000 remediation project discussed below. These increased costs were partially offset by lower legal expenses, excluding bankruptcy costs, and packaging artwork and design costs. It is anticipated that SG&A expenses will increase significantly in 1999 due to increased marketing expenditures and packaging costs due to new product introductions.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4.2 million in 1998 compared to $5.1 million in 1997. The decrease was primarily due to a reduction of infant care product development and testing in the second half of 1998.

SETTLEMENT CONTINGENCIES

The settlement contingencies of $78.5 million recorded in 1998 represent additional accruals for the balance of the estimated settlement costs of P&G's and K-C's claims in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action. The settlement contingency of $200 million in 1997 represents the accrual of the estimated liability and associated litigation costs from the adverse judgment in the P&G patent litigation. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

ASSET IMPAIRMENTS

Asset impairments were $3.4 million in 1998 compared to $9.4 million in 1997. The 1998 asset impairment related to the Company's feminine care and adult incontinence business tampon manufacturing line which was removed from service in early 1998 and is currently held for sale. The 1997 asset impairments included a $5.0 million write-off of software and associated consulting costs related to the Company's enterprise-wide information system installation, which was charged to the corporate and other segment. The write-off was due to the inability of the software to perform as represented during the software selection process. The Company is currently evaluating its options, including legal action, to recover the costs of the software and consulting. Also included in 1997 was a write-down of $4.4 million for the shut down of the feminine care and adult incontinence business' tampon-related production equipment. In conjunction with the shut down of the tampon manufacturing operation write-offs of $.9 million were taken for raw material, finished goods and spare-part inventories which were charged to cost of sales.

INTEREST EXPENSE

Interest expense was $.5 million in 1998 compared to $4.7 million in 1997. The decrease resulted from the suspension of interest on the Company's prepetition credit facilities due to the Chapter 11 filing. There were no direct borrowings under the DIP Credit Facility during 1998. 1997 included interest on approximate average borrowings of $80.2 million under the prepetition revolving credit facility and lines of credit.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries, which is included in the corporate and other segment, was $4.1 million in 1998 compared to $1.0 million in 1997. The increase primarily reflects improved operating results of PMI and earnings of Stronger Corporation S.A.

DIVIDEND INCOME

Dividend income of $.9 million was recorded in 1998 compared to $1.1 million in 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for using the cost method and included in the corporate and other segment.

BANKRUPTCY COSTS

Bankruptcy costs were $6.3 million during 1998. These costs were primarily related to professional fees and are expected to continue at similar levels until the Company emerges from Chapter 11 protection. The Company cannot predict at this time when it will emerge from Chapter 11 protection. See "--RISKS AND UNCERTAINTIES."

INCOME TAXES

Income tax expense was $8.1 million in 1998 as the Company recorded a reserve of $32.9 million against its net deferred and other tax-related assets. The reserve is necessary as the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards. See "FUTURE REALIZATION OF NET DEFERRED TAX ASSET."

YEAR ENDED DECEMBER 28, 1997 VS. YEAR ENDED DECEMBER 29, 1996

RESULTS OF OPERATIONS

A net loss of $212.7 million was incurred during 1997 compared with net earnings of $21.1 million in 1996. Included in the results for 1997 was an accrued settlement contingency of $200 million for the P&G patent litigation judgment and associated litigation costs. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1997 were asset impairments and other write-offs totaling $10.6 million related to the write-off of software and consulting costs related to the enterprise-wide information system installation and discontinuation of the Company's tampon production. The total of the settlement contingency and asset impairments was $129.5 million, net of the effect of income taxes. The results in 1997 were also negatively impacted by a reserve of $100.2 million taken against the Company's net deferred and other tax-related assets.

Included in the results in 1996 were charges of $10.6 million, net of the effect of income taxes, associated with integrating the acquisition of Pope & Talbot and costs to relocate the corporate headquarters to Atlanta. Excluding charges discussed here and in the preceding paragraph, net earnings in 1997 were $17.0 million compared to $31.7 million in 1996. This decrease in profits in 1997 compared to 1996 was primarily due to continued price pressure in the infant care business, operating losses associated with the feminine care and adult incontinence business, sourcing of products from PMI under a supply contract and legal costs associated with patent litigation with P&G and K-C. See "ITEM 3:
LEGAL PROCEEDINGS." These negative impacts were partially offset by lower overall raw material prices, lower trade merchandising expenses and lower manufacturing overhead in the infant care business.

Basic loss per share in 1997 was $17.86 compared to basic earnings per share of $1.76 in 1996. Basic earnings per share was $1.43 in 1997 compared to $2.64 in 1996, excluding the charges discussed above for both periods.

Infant care operating loss totaled $155.0 million in 1997 compared to an operating profit of $52.8 million in 1996. The $200.0 million settlement contingency in 1997 discussed above and $8.1 million of costs associated with the integration of the Pope & Talbot acquisition in 1996, materially impacted infant care operating results. Excluding the settlement contingency and integration costs, infant care operating profits were $45.0 million compared to $60.9 million in 1996. Reduced selling price and volume and higher product costs were the major factors contributing to this decline.

Feminine care and adult incontinence operating loss totaled $23.7 million in 1997 compared to $8.0 million in 1996. 1997 operating loss includes an asset impairment and other charges of $4.4 million related to the discontinuation of the tampon manufacturing operation. 1997 was the first full year of operation for the feminine care and adult incontinence business.

NET SALES

Overall net sales were $562.0 million in 1997, a 3.4 percent decrease from the $581.9 million reported in 1996.

Infant care net sales decreased 5.0 percent to $545.2 in 1997 from $574.3 million in 1996. Infant care unit sales decreased 1.9 percent from 3,689 million diapers in 1997 compared to 3,761 million diapers in 1996. Infant care volume in the first half of 1997 was negatively impacted by increased discounts and promotional allowances by the branded manufacturers and value segment competitors, especially the use of multi-packs. Infant care volume was also further negatively impacted during the same period by product improvements added by the branded manufacturers. Infant care volume during the second half of 1997 was positively impacted by the rollout of the Company's breathable baby diaper product which increased the competitiveness of the Company's products. Infant care volume, however, was negatively impacted during the second half of the year by the loss of a major customer in Canada.

Excluding the effect of a more favorable product mix, average infant care sales prices during 1997 decreased approximately 5.0 percent compared to 1996, despite price increases associated with reduced count packages on some of the Company's products. The decrease in prices was primarily due to the increased discounts and promotional allowances discussed above, the use of multi-packs by the branded manufacturers and value segment competitors and the existence of a new competitor to the store brand baby diaper business.

Feminine care and adult incontinence sales increased to $4.3 million in 1997. Sales were negligible in 1996.

Corporate and other net sales increased to $12.5 million in 1997 from $7.1 million in 1996 and relate to Changing Paradigms.

COST OF SALES

Overall cost of sales in 1997 was $454.9 million compared to $449.9 million in 1996, a 1.1 percent increase. As a percentage of net sales, cost of sales was
80.9 percent in 1997 compared to 77.3 percent in 1996.

Infant care cost of sales was $423.4 million in 1997 compared to $438.7 million in 1996. As a percentage of net sales, infant care cost of sales was 77.8 percent in 1997 compared to 76.4 percent in 1996. 1996 included $5.4 million in charges for costs primarily associated with the integration of the acquisition of Pope & Talbot into the Company's existing business. As a percentage of net sales, excluding such charges, infant care cost of sales was 75.5 percent in 1996. Costs were higher in 1997 compared to 1996 due to the sourcing of products from PMI under a supply contract, a higher cost product mix and higher product design costs associated with the breathable baby diaper product introduction.

These higher costs were partially offset by lower overall raw material and packaging costs. Pulp prices were approximately 7 percent lower in 1997 compared to 1996. Packaging costs, including bags and corrugated boxes, were also lower in 1997 compared to 1996. Other raw material prices were generally at similar price levels in 1997 compared to 1996, except for those materials associated with the higher product design costs associated with the breathable baby diaper product.

Infant care labor costs were lower in 1997 compared to 1996. The higher costs of inefficiencies related to the new product rollouts during the first half of 1997 were more than offset by improved operating results during the second half of the year. Infant care overhead costs, excluding the charges discussed below, were lower during 1997 compared to 1996 due to the closure during 1996 of the manufacturing facilities acquired from Pope & Talbot and cost management efforts. During 1996, $2.9 million of charges were incurred to support the integration of the acquisition of Pope & Talbot.

Infant care depreciation costs, excluding charges discussed below, were $29.1 million in 1997 compared to $36.5 million in 1996. The decrease is partially due to the closure during 1996 of the acquired Pope & Talbot facilities. Depreciation costs were higher in 1996 due to accelerated depreciation attributable to obsolescence caused by product innovations. During 1996, $1.6 million of charges were incurred due to the accelerated depreciation of existing infant care equipment that was to be replaced by equipment acquired from Pope & Talbot.

Feminine care and adult incontinence cost of sales was $20.4 million in 1997 compared to $4.7 million in 1996. Operating inefficiencies due to the start-up nature of this operation resulted in a cost of sales significantly in excess of net sales in 1997 and 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $76.3 million in 1997 compared to $92.2 million in 1996. As a percentage of net sales, these expenses were 13.6 percent in 1997 compared to
15.8 percent in 1996. Included in 1996 were charges of $11.7 million, of which $9.0 million related to the corporate headquarters relocation to Atlanta, including severance, outplacement and relocation expenses. The charges also included $2.7 million in costs associated with the integration of the Pope & Talbot acquisition.

Excluding the charges discussed above, SG&A expenses were $76.3 million in 1997 compared to $80.5 million in 1996. As a percentage of net sales, these expenses, excluding the charges, were 13.6 percent in 1997 compared to 13.8 percent in 1996. The decrease in costs was primarily attributable to a decrease in trade merchandising expenses, lower incentive-based compensation accruals and lower bad debt expenses. These decreases were partially offset by an increase in legal expenses, packaging artwork and design and information system costs. The lower trade merchandising expenses were primarily related to a decrease in coupon-related expenses.

The increase in legal expenses was related to the P&G and K-C patent litigation. See "ITEM 3: LEGAL PROCEEDINGS." Information system costs were higher in 1997 compared to 1996. Packaging artwork and design costs in infant care were higher during 1997 compared to 1996 as a result of product rollouts and changes in package counts. Lower incentive-based compensation accruals resulted from lower operating results for 1997 compared to 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5.1 million in 1997 compared to $4.2 million in 1996. The increase was primarily attributable to a general increase in infant care product development activity and increased feminine care and adult incontinence business activity.

DIVIDEND INCOME

Dividend income of $1.1 million was recorded in 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for using the cost method, and is included in the corporate and other segment.

SETTLEMENT CONTINGENCY

The settlement contingencies of $200 million in 1997 represents the accrual of the estimated liability and associated litigation costs from the adverse judgment in the P&G patent litigation. See "Notes 1 and 15 of Notes to Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

ASSET IMPAIRMENTS

Asset impairments were $9.4 million in 1997. There were no asset impairments in 1996. The 1997 asset impairments included a $5.0 million write-off of software and associated consulting costs related to the Company's enterprise-wide information system installation, which was charged to the corporate and other segment. The write-off was due to the inability of the software to perform as represented during the software selection process. The Company is currently evaluating its options, including legal action, to recover the costs of the software and consulting. Also included in 1997 was a write-down of $4.4 million for the shut down of the feminine care and adult incontinence business' tampon-related production equipment. Also included in the shut down of the tampon manufacturing operation were write-offs of $.9 million for raw material, finished goods and spare-part inventories which were charged to cost of sales.

INTEREST EXPENSE

Interest expense was $4.7 million in 1997 compared to $2.9 million in 1996. The increase resulted from higher average borrowings during 1997.

OTHER INCOME

The corporate and other segment reported income of $1.7 million in 1997 compared to $.6 million in 1996. The increase reflects higher interest income from loans to PMI, an unconsolidated subsidiary accounted for on the equity method.

INCOME TAXES

Income tax expense was $27.9 million in 1997 as the Company recorded a reserve of $100.2 million against its net deferred and other tax-related assets. The reserve is necessary as the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards. See "FUTURE REALIZATION OF NET DEFERRED TAX ASSET."

LIQUIDITY AND CAPITAL RESOURCES

During 1998, cash flow from earnings and noncash charges to earnings was $60.7 million compared to $54.1 million in 1997. Cash flow was negatively impacted by reduced infant care operating profits and continues to be negatively impacted by operating losses in the feminine care and adult incontinence business. Working capital, exclusive of cash, short-term borrowings, current deferred taxes and the settlement contingencies decreased $6.1 million. 1998 cash flow was positively impacted by an increase of approximately $37.6 million in postpetition accounts payable and checks issued but not cleared. Cash flow was also positively impacted by a $6.8 million increase in accrued liabilities, primarily related to incentive-based compensation accruals. Cash flow has been negatively impacted by a $16.0 million increase in receivables primarily due to an electronic billing issue related to a few large customers which has subsequently been resolved. Cash was also used by an increase in finished goods and prepaid expenses, primarily prepaid insurance and deposits to suppliers due to the bankruptcy proceedings. The Company expects the feminine care and adult incontinence business to continue to generate operating losses and to use cash throughout 1999.

The cash produced from operations supported capital expenditures of $37.3 million and $55.0 million in 1998 and 1997, respectively. These capital expenditures include approximately $9.0 million and $5.6 million in 1998 and 1997, respectively, of computer software and consulting costs related to the installation of a new business information system, which is a primary component of the Company's Year 2000 remediation efforts discussed below. Capital spending is expected to be approximately $46.0 million in 1999, which the Company expects will be funded through a combination of internally-generated funds and borrowings under the DIP Credit Facility.

Cash produced from operations supported the initial investment of $4.0 million in the Company's Goodbaby joint venture in China and additional consideration payments of $2.8 million to Mabesa and $.6 million to Serenity based on their previous year's performance.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the DIP Credit Facility as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998 and the Fourth Amendment dated September 28, 1998, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization. The Company is currently negotiating an extension of the maturity date of the DIP Credit Facility.

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

The Company may utilize, in accordance with certain covenants, its DIP Credit Facility for continued investments in its foreign subsidiaries. The DIP Credit Facility, in combination with internally-generated funds, is anticipated to be adequate to finance these investments and the Company's 1999 capital expenditures.

At December 27, 1998, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $1.3 million in letters of credit issued under the DIP Credit Facility at December 27, 1998. The DIP Credit Facility contains customary covenants. The Company for a period of time has been unable to fully comply with certain reporting requirements of such covenants. The Company has obtained waivers with respect to these events of default which are effective through May 10, 1999. The Company believes that it will be in compliance with the reporting requirements of the DIP Credit Facility by May 10, 1999. See "Note 12 of Notes to Financial Statements."

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit. See "Note 12 of Notes to Financial Statements."

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. Significant components of deferred income taxes include temporary differences due to goodwill ($7.2 million) and reserves not currently deductible ($113.5 million). To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $343.0 million in future taxable income before considering the availability of carryback periods, if any. The Company currently has fully reserved its net deferred tax asset of $131.9 million. See "--Income Taxes."

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

The Company has established a formal "Y2K Project Office" to assess, manage and implement its Year 2000 activities. The Company has also established a formal "Y2K Steering Committee" to oversee the Company's Year 2000 efforts, including the efforts of the Project Office. The Company has also engaged Deloitte Consulting/ICS to assist with implementation of certain Year 2000 related Business Systems and the GartnerGroup to assist with its Year 2000 efforts for Infrastructure Systems and Third Party Dependencies.

THE COMPANY'S STATE OF READINESS

Most of the Year 2000 issues arising with respect to the Business Systems of the Company have been addressed by replacement of the majority of those systems with SAP R/3 enterprise resource planning software. The SAP software was implemented and operating at the Company's corporate headquarters and in its U.S. infant care plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The SAP implementation should help significantly minimize any Year 2000 related disruptions for approximately 80 percent of the Company's Business Systems at those locations. The Company estimates that the SAP implementation and its other Year 2000 efforts thus far have addressed 75 percent of the critical Year 2000 exposures related to its Business Systems as a whole. The remaining systems are being addressed and are expected to be fully assessed, remediated or replaced, tested and implemented prior to the fourth quarter of 1999. With respect to Business Systems that will not be addressed by the overall SAP implementation, the Company is currently addressing certain issues with certain of its desktop computer operating systems. Approximately half of the desktop computers used by the Company have currently been addressed and the Company expects to complete the remaining half by the end of the second quarter of 1999. Overall, the Company currently anticipates completion of remediation and testing of all of its critical Business Systems by the end of the third quarter of 1999.

The Company has engaged the GartnerGroup to evaluate and analyze the Company's overall Year 2000 preparedness. The Company has received formal reports from the GartnerGroup and has initiated remediation/replacement procedures for certain processes and systems identified in such reports.

The Company has also internally evaluated certain of its Infrastructure Systems for Year 2000 related problems. These systems include the manufacturing capacity for the Company's products and are therefore critical to the Company's ability to produce products and realize revenue from sales. The manufacturing capacity of the Company includes any number of automated systems which may include embedded chips that are difficult to identify and remediate in the event of Year 2000 related problems. While difficult to assess, evaluation of these systems currently indicates that the Company should not encounter Year 2000 related problems that would significantly affect the Company's ability to manufacture products. As part of the evaluation process, the Company has surveyed critical machinery, equipment and systems suppliers, and significant product and service vendors for its material real estate facilities and security systems. Responses to such surveys have not indicated any problems which, taken on their own, should materially adversely affect the Company's ability to manufacture products. The Company is continuing to follow up with suppliers and vendors who have not yet responded to the survey and has also addressed Infrastructure Systems in its contingency planning process.

Year 2000 problems with respect to certain material customers that prevent the taking or filling of orders for products or interfere with the collections process could have a material impact on the Company's revenues. Approximately 80 percent of the Company's orders for products are delivered via electronic data interchange facilities ("EDI"). The SAP implementation is designed to address Year 2000 related issues for Company systems required for these EDI exchanges, but the Company is not able to control the EDI facilities of its customers. The Company surveyed its customer base as to their EDI facilities and their overall Year 2000 state of preparedness during the fourth quarter of 1998. The Company has received survey responses from customers who, in the aggregate, represent more than 90 percent of its 1998 revenues. The Company has also conducted Year 2000 testing of EDI with approximately 60 percent of those customers. Neither the survey results nor the testing revealed significant Year 2000 related problems which would materially impair the Company's ability to conduct EDI exchanges with its customers, although such testing should not be considered a conclusive indicator of how EDI exchanges will perform in the future. The Company is attempting to obtain survey responses from those material customers who have not yet responded and conduct testing with those remaining material customers with whom it has not yet tested prior to the end of the third quarter of 1999. The Company has also prepared an inventory and surveyed those vendors, service providers and raw materials suppliers that may have a material impact on the Company in the event of Year 2000 problems. Approximately 60 percent of the suppliers surveyed have responded and have not indicated any anticipated Year 2000 problems which, taken on their own, should significantly adversely affect operations critical to the Company's ability to realize revenues. The Company is continuing to follow up with suppliers who have not yet responded to the survey and is otherwise addressing related issues in its contingency planning process.

Contingency planning for Business Systems, Infrastructure Systems and Third Party Dependencies was substantially completed during the first quarter of 1999. This process attempted to address critical Year 2000 issues presently known to the Company and other currently unanticipated (but reasonably possible) internal and external Year 2000 related events that may have a material impact on the Company's ability to conduct its operations. The Company expects to continue to revise these contingency plans as circumstances dictate during 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total costs associated with required modifications to address Year 2000 related issues for the Company is expected to be material to the Company's financial position. The cost of the project through December 27, 1998 was $18.6 million, all of which was related to the SAP implementation. It is not possible to identify what portion of the total SAP cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues with respect to its former Business Systems. The future cost of the Year 2000 project is estimated to be approximately $5.0 million. All of the costs are expected to be funded through operating cash flow and/or bank borrowings.

RISKS PRESENTED BY YEAR 2000 ISSUES

The Year 2000 presents a number of risks and uncertainties that could affect the Company. These include, but are not limited to, failure of the Company to identify and address material issues associated with non-SAP related Business Systems or with its Infrastructure Systems, failure or inability of customers to place orders for Year 2000 related reasons, failure of necessary raw materials manufacturers to deliver their products to the Company in a timely fashion and the inability of either the Company to collect its receivables or its customers to process payments for goods. Survey responses submitted to the Company may also be inaccurate or incomplete; however, the Company currently believes that the SAP implementation and completion of the Year 2000 project as scheduled will reduce the incidence and severity of Year 2000 related disturbances in systems that are within the control of the Company. The Company also has certain financial investments in foreign joint ventures. If the operations of these joint ventures were significantly affected by Year 2000 related issues, such could have a material adverse impact on the Company's results of operations and its financial position. Information currently known to the Company indicates that internal operations of these joint ventures should not be materially adversely affected by Year 2000 related issues; however, the Company is attempting to further confirm this information.

Problems in public utilities and infrastructure systems such as power supply, telecommunications, transportation and other possible disturbances related to the Year 2000 in the United States and abroad may have unexpected, material impacts on the Company's ability to do business in the normal course and therefore may also have a material adverse impact on the Company's results of operations and financial position. Public infrastructure and utility systems outside of the United States are widely reported to be less adequately prepared than similar systems in the United States.

Any combination of the foregoing risks or other adverse Year 2000 related events which would not in and of themselves constitute a material adverse event may, in the aggregate, materially and adversely affect the Company's results of operations, liquidity and overall financial position.

All  statements  made herein  regarding the Company's Year 2000 efforts are Year
2000 Readiness Disclosures made pursuant to the Year 2000 Information and Readiness Disclosure Act and, to the extent applicable, are entitled to the protections of such act.

RISKS AND UNCERTAINTIES

INCREASED COSTS. As a part of the License Agreements entered into in connection with the Company's settlements with P&G and K-C, the Company will incur significant added costs in the form of running royalties payable to both parties for sales of the licensed diaper and training pant products. While the Company believes that the royalties being charged by P&G and K-C under their respective License Agreements are approximately the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, the royalties will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalties are also expected to be partially offset by the price increases discussed below to the extent such increases are realized.

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company had to change to a new SAP for its diapers and training pants which exhibits certain performance characteristics. The Company has experienced product performance issues which it believes have impacted volume for the first quarter of 1999. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

REORGANIZATION. The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court. The Company cannot predict at this time the effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on the Company's ability to timely formulate a plan of reorganization. The Company believes, however, that it may be impossible to satisfy in full all of the claims against the Company. Investment in securities of, and claims against, the Company, therefore, should be regarded as highly speculative. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "ITEM 1: BUSINESS: REORGANIZATION CASE."

TERMINATION OF LICENSE AGREEMENTS. The License Agreements with each of P&G and K-C provide that if the related Settlement Agreements are not approved, as specified in each respective agreement, by July 31, 1999 and August 1, 1999, respectively, the P&G License Agreements will become terminable at P&G's option and the K-C License Agreement will terminate automatically. If the P&G and K-C License Agreements are terminated because the respective Settlement Agreements are not approved in a timely manner, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. While the Company intends to vigorously pursue approval of both settlements, it cannot predict when, or if, such approval will be granted. See "ITEM 3: LEGAL PROCEEDINGS."

PRICING. The Company announced in the fourth quarter of 1998 that it would implement a price increase of 5 percent. A significant part of this price increase is required to offset the increased costs of certain of the Company's infant care product designs. Additional price increases are needed to fully offset the added royalty cost to be incurred by the Company pursuant to the P&G and K-C settlements described above. Should the Company not be able to realize these price increases, its margins are expected to continue to be negatively impacted.

REALIZATION  OF  INVESTMENT IN FEMININE  CARE AND ADULT  INCONTINENCE  BUSINESS.
Given the slow start up of the feminine care and adult incontinence business, which was exacerbated by the Company's Chapter 11 filing, and given the resulting feminine care and adult incontinence losses, the Company's ability to recover its investment in such business is highly uncertain. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company believes that the P&G and K-C Settlement Agreements will provide the cornerstone for what it intends to be a consensual plan of reorganization. The Company cannot predict at this time, however, when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11 the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized.

MARKET FOR THE COMPANY'S COMMON STOCK. During 1998, the Company was notified by the New York Stock Exchange ("NYSE") that as a result of the $200 million settlement contingency and the Company's net loss in 1997, certain minimum listing requirements had not been maintained. After a review of the Company's business and prospects, the NYSE agreed to continue the Company's listing subject to future developments. There can be no assurances that the NYSE will continue to list the Company's stock.

BRANDED PRODUCT INNOVATIONS. Because of the emphasis on product innovations in the disposable diaper, feminine care and adult incontinence markets, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit the Company's ability to keep up with branded product innovations by prohibiting the Company from introducing products with comparable features. P&G and K-C have also heavily promoted diapers in the multi-pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company may continue to realize lower selling prices and/or lower volumes as a result of these initiatives.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including but not limited to: the Company's Chapter 11 filing; increased raw material prices and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; year 2000 compliance issues; and patent litigation, are described herein. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the Company's fiscal year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a new Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in the first fiscal quarter of 1999, and it did not have a material impact on the financial statements.

In April 1998, the AICPA issued a new Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the first fiscal quarter of 1999, and it did not have a material impact on the financial statements.

INFLATION

Inflation has not been a significant factor in the Company's results of operations in recent years due to the modest rate of price increases in the United States and Canada.


ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk-sensitive instruments and foreign currency exchange rate risks do not subject the Company to material market risk exposures.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES:

                                                                            PAGE

Responsibility for Financial Reporting                                        34

Report of Independent Public Accountants                                      35

Consolidated Earnings (Loss) Statements for the three years in
        the period ended December 27, 1998                                    37

Consolidated Balance Sheets as of December 27,1998 and
        December 28, 1997                                                     38

Consolidated Statements of Cash Flows for the three years in
        the period ended December 27, 1998                                    39

Consolidated Statements of Comprehensive Income for the three years in
        the period ended December 27, 1998                                    40

Consolidated Statements of Changes in Shareholders' Equity
        for the three years in the period ended December 27, 1998             41

Notes to Financial Statements                                                 42

Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts                       68

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

The Audit Committee of the Board of Directors, comprised entirely of outside directors, oversees the fulfillment by management of its responsibilities over financial controls and the preparation of financial statements. The Committee meets regularly with representatives of management and internal and external auditors to review accounting, auditing and financial reporting matters.

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



Alan J. Cyron
Executive Vice President & Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Paragon Trade Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Trade Brands, Inc., a Delaware Corporation, and subsidiaries, as of December 27, 1998 and December 28, 1997, and the related consolidated statements of earnings
(loss), comprehensive income (loss), changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 27, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Trade Brands, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 15 to the accompanying financial statements, on December 30, 1997, the District Court for the District of Delaware issued a judgment (the "Judgment") finding that the Company's diaper products infringe certain patents held by The Procter & Gamble Company ("P&G"). Also, as more fully described in Notes 1 and 15 to the accompanying financial statements, on January 6, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On February 2, 1999, the Company entered into a settlement agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Judgment. In addition, as more fully described in Notes 1 and 15 to the accompanying financial statements, on October 26, 1995, the Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company alleging infringement by the Company's products of certain patents held by K-C. On March 19, 1999, the Company entered into a settlement agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to K-C's lawsuit against the Company. The Company has recorded litigation settlement losses related to the P&G and K-C matters discussed above of $278,500,000. After giving effect to these losses, the Company has a total shareholders' deficit of $61,840,000 as of December 27, 1998. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and to the Company's creditors, are also described in Notes 1 and 15 to the accompanying financial statements. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent upon the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP



Atlanta, Georgia
April 9, 1999

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED EARNINGS (LOSS) STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Year Ended
                                             --------------------------------------------------------------
                                             December 27, 1998    December 28, 1997       December 29, 1996
                                             -----------------    -----------------       -----------------
Sales, net of discounts and allowances           $  535,207          $   561,975           $   581,929
Cost of sales                                       428,572              454,911               449,885
                                                 ----------          -----------           -----------
Gross profit                                        106,635              107,064               132,044
Selling, general and administrative expense          78,447               76,347                92,212
Research and development expense                      4,248                5,063                 4,163
Asset impairments                                     3,416                9,442                     -
Settlement contingencies (Notes 1 and 15)            78,500              200,000                     -
                                                 ----------          -----------           -----------
Operating profit (loss)                             (57,976)            (183,788)               35,669
Equity in earnings of  unconsolidated
    subsidiaries                                      4,077                  953                   423
Dividend income from unconsolidated
    subsidiary                                          922                1,055                     -
Interest expense(1)                                     450                4,667                 2,864
Other income, net                                     2,437                1,664                   581
                                                 ----------          -----------           -----------
Earnings (loss) before income taxes and
    bankruptcy costs                                (50,990)            (184,783)               33,809
Bankruptcy costs                                      6,302                    -                     -
Provision for income taxes                            8,091               27,934                12,687
                                                 ----------          -----------           -----------
Net earnings (loss)                              $  (65,383)         $  (212,717)          $    21,122
                                                 ==========          ===========           ===========
Basic earnings (loss) per common share           $    (5.48)         $   (17.86)           $      1.76
                                                 ==========          ===========           ===========
Diluted earnings (loss) per common share         $    (5.48)         $   (17.86)           $      1.74
                                                 ==========          ===========           ===========
Dividends paid                                   $        -          $         -           $         -
                                                 ==========          ===========           ===========
---------------

(1) Contractual interest                         $    5,836
                                                 ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                             December 27, 1998      December 28, 1997
                                                             -----------------      -----------------
ASSETS
Cash and short-term investments                                   $  22,625              $     991
Receivables                                                          79,156                 70,616
Inventories                                                          53,282                 48,257
Current portion of deferred income taxes                              4,260                  1,800
Prepaid expenses                                                      4,323                    697
                                                                  ---------              ---------
    Total current assets                                            163,646                122,361
Property and equipment, net                                         106,200                118,383
Construction in progress                                             19,626                 11,154
Assets held for sale                                                  4,691                 11,073
Investment in unconsolidated subsidiary at cost                      22,743                 19,964
Investment in and advances to unconsolidated
    subsidiaries, at equity                                          66,041                 53,844
Goodwill                                                             32,819                 34,739
Other assets, net                                                    13,521                  4,624
                                                                  ---------              ---------
    Total assets                                                  $ 429,287              $ 376,142
                                                                  =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Short-term borrowings                                             $       -              $  14,185
Checks issued but not cleared                                        12,433                  9,375
Accounts payable                                                     32,416                 40,305
Accrued liabilities                                                  33,646                 32,392
Accrued settlement contingency (Notes 1, 15 and 16)                       -                200,000
                                                                  ---------              ---------
    Total current liabilities                                        78,495                296,257
Liabilities subject to compromise                                   406,859                      -
Long-term debt                                                            -                 70,000
Deferred compensation                                                     -                  1,275
Deferred income taxes                                                 5,773                  3,656
                                                                  ---------              ---------
    Total liabilities                                               491,127                371,188

Commitments and contingencies (Notes 1, 15 and 16)

Shareholders' equity (deficit):
Preferred stock:  authorized 10,000,000 shares,
    no shares issued, $.01 par value                                      -                      -
Common stock:  authorized 25,000,000 shares,
    issued 12,378,616 and 12,343,324, $.01 par value                    124                    123
Capital surplus                                                     143,918                144,368
Accumulated other comprehensive loss                                 (1,840)                (1,066)
Retained earnings (deficit)                                        (193,758)              (128,376)
Less:  treasury stock, 429,696 and 388,658 shares, at cost          (10,284)               (10,095)
                                                                  ---------              ---------
    Total shareholders' equity (deficit)                            (61,840)                 4,954
                                                                  ---------              ---------
        Total liabilities and shareholders' equity (deficit)      $ 429,287              $ 376,142
                                                                  =========              =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     Year Ended
                                               -------------------------------------------------------
                                               December 27, 1998  December 28, 1997  December 29, 1996
                                               -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                 $  (65,383)        $ (212,717)        $   21,122
Non-cash charges to earnings:
    Depreciation and amortization                       34,459             35,514             38,828
    Deferred income taxes                                 (343)            36,464              1,656
    Equity in (earnings) loss of unconsolidated
        subsidiaries                                    (2,807)               615                (34)
    Write-down of assets                                 3,408              7,967                 69
Changes in working capital:
    Accounts receivable                                (16,010)            (5,430)           (12,300)
    Inventories and prepaid expenses                   (12,230)            (3,997)             8,117
    Accounts payable                                    34,529              3,238               (224)
    Accrued liabilities and loss contingency            85,255            192,615             11,777
    Prepetition reclamation payment
        authorized by court                             (1,034)                 -                  -
    Checks issued but not cleared                        3,058               (858)                 1
Other                                                   (1,598)               652               (723)
                                                    ----------         ----------         ----------
    Net cash provided by operating activities           61,304             54,063             68,289
                                                    ----------         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                (28,283)           (49,420)           (48,867)
Proceeds from sale of property and equipment             3,435             10,266              3,822
Proceeds from sale of Changing Paradigms,
    Inc.                                                 5,163                  -                  -
Acquisition of Pope & Talbot, Inc.'s disposable
    diaper business assets                                   -                  -            (56,963)
Investment in Grupo P.I. Mabe, S.A. de C.V.             (2,779)            (3,433)           (15,908)
Investment in and advances to
    unconsolidated subsidiaries, at equity              (5,375)           (24,102)           (11,033)
Other                                                   (9,043)            (9,104)            (1,731)
                                                    ----------         ----------         ----------
    Net cash used by investing activities              (36,882)           (75,793)          (130,680)
                                                    ----------         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term
    borrowings                                            (921)            14,185             (1,760)
Prepetition debt payment authorized by court            (1,867)                 -                  -
Proceeds from U.S. bank credit facility                      -             25,000             85,000
Repayments of U.S. bank credit facility                      -            (25,000)           (15,000)
Sale of common stock                                         -                239                641
Purchases of treasury stock                                  -                  -            (10,083)
                                                    ----------         ----------         ----------
    Net cash provided (used) by financing
        activities                                      (2,788)             4,424             58,798
                                                    ----------         ----------         ----------
NET INCREASE (DECREASE) IN CASH                         21,634             (7,306)            (3,593)
Cash at beginning of period                                991              8,297             11,890
                                                    ----------         ----------         ----------
Cash at end of period                               $   22,625         $      991         $    8,297
                                                    ==========         ==========         ==========
Cash paid (received) during the year for:
    Interest (net of amounts capitalized)           $    1,557         $    4,259         $    2,961
                                                    ==========         ==========         ==========
    Income taxes                                    $       78         $   (4,242)        $   15,189
                                                    ==========         ==========         ==========
    Bankruptcy costs                                $    2,461         $        -         $        -
                                                    ==========         ==========         ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                     Year Ended
                                               -------------------------------------------------------
                                               December 27, 1998  December 28, 1997  December 29, 1996
                                               -----------------  -----------------  -----------------
Net earnings (loss)                                $   (65,383)       $   (212,717)        $    21,122

Other comprehensive income (loss), net of tax
    Foreign currency translation adjustments(1)           (774)               (452)                 47
                                                   -----------        ------------        ------------
Comprehensive income (loss)                        $   (66,157)       $   (213,169)        $    21,169
                                                   ===========        ============        ============

---------------
(1)     Tax expense (benefit)                      $      (485)       $       (283)       $         29
                                                   ===========        ============        ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                                       (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (DOLLAR AMOUNTS IN THOUSANDS)


                                                              Accumulated
                                                                 Other         Retained
                                    Common       Capital     Comprehensive     Earnings     Treasury
                                     Stock       Surplus     Income (Loss)      (Loss)        Stock
                                    -------      --------    --------------    --------     ---------
BALANCE, December 31, 1995           $   119     $132,722       $   (661)     $   63,219     $  (3,710)
    Net earnings                           -            -              -          21,122             -
    Issue common stock                     4       10,483              -               -         1,443
    Translation adjustment                 -            -             47               -             -
    Purchase of treasury stock             -            -              -               -       (10,083)
                                     -------     --------       --------      ----------     ---------
BALANCE, December 29, 1996               123      143,205          (614)          84,341       (12,350)
    Net loss                               -            -              -        (212,717)            -
    Issue common stock                     -        1,163              -               -         2,255
    Translation adjustment                 -            -           (452)              -             -
                                     -------     --------       --------      ----------     ---------
BALANCE, December 28, 1997               123      144,368         (1,066)       (128,376)      (10,095)
    Net loss                               -            -              -         (65,383)            -
    Issue common stock                     1          150              -               -             -
    Translation adjustment                 -            -           (774)              -             -
    Restricted stock forfeiture            -         (600)             -               -          (189)
                                     -------     --------       --------      ----------     ---------
BALANCE, December 27, 1998           $   124     $143,918       $ (1,840)     $ (193,758)    $ (10,284)
                                     =======     ========       ========      ==========     =========


The following summarizes the changes in the number of shares of capital stock:

                                                                Common Stock         Treasury Stock
                                                            --------------------   -------------------
BALANCE, December 31, 1995                                       11,851,504             245,322
    Issue common stock - Pope & Talbot
        disposable diaper business                                  387,800                   -
    Issue common stock - 1995 Incentive Compensation Plan            26,157              (3,000)
    Issue common stock - 1996 Non-Officer Employee
        Incentive Compensation Plan                                       -             (30,000)
    Issue common stock - Profit Sharing and Savings Plan                  -             (54,372)
    Issue common stock - Exercise of stock options                   22,832             (10,500)
    Purchase of treasury stock                                            -             387,800
                                                                 ----------             -------
BALANCE, December 29, 1996                                       12,288,293             535,250
    Issue common stock - 1995 Incentive Compensation Plan            36,655                   -
    Issue common stock - 1996 Non-Officer Employee
        Incentive Compensation Plan                                  12,279                   -
    Issue common stock - Profit Sharing and Savings Plan              3,597            (135,845)
    Issue common stock - Exercise of stock options                    2,500             (10,747)
                                                                 ----------             -------
BALANCE, December 28, 1997                                       12,343,324             388,658
    Issue common stock - Profit Sharing and Savings Plan             35,292                   -
    Restricted stock forfeiture                                           -              41,038
                                                                 ----------             -------
BALANCE, December 27, 1998                                       12,378,616             429,696
                                                                 ==========             =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1:    CHAPTER 11 PROCEEDINGS

On January 6, 1998, Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

The Procter & Gamble Company ("P&G") had filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's disposable baby diaper products infringe two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G.

On December 30, 1997, the District Court issued a Judgment and Opinion finding that P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178,400 was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision on the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

Substantially all liabilities outstanding as of the date of the Chapter 11 filing are subject to resolution under a plan of reorganization to be voted upon by those of the Company's creditors and shareholders entitled to vote and confirmed by the Bankruptcy Court. Schedules were filed by the Company on March 3, 1998 with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 filing, as shown by the Company's accounting records. Amended schedules were filed by the Company on March 30, 1998 with the Bankruptcy Court. The Bankruptcy Court set a bar date of June 5, 1998 by which time creditors must have filed proofs of claim setting forth any claims which arose prior to the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement
Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the

Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Official Committee of Equity Security Holders and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses ("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new

SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. The Company cannot predict at this time the effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on the Company's ability to timely formulate a plan of reorganization. The Company believes, however, that it may be impossible to satisfy in full all of the claims against the Company. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

The License Agreements with each of P&G and K-C provide that if the related Settlement Agreements are not approved, as specified in each respective agreement, by July 31, 1999 and August 1, 1999, respectively, the P&G License Agreements will become terminable at P&G's option and the K-C License Agreement will terminate automatically. If the P&G and K-C License Agreements are terminated because the respective Settlement Agreements are not approved in a timely manner, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. While the Company intends to vigorously pursue approval of both settlements, it cannot predict when, or if, such approval will be granted.

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. The following information summarizes the combined results of operations for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996, as well as the combined balance sheets as of December 27, 1998 and December 28, 1997 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                     DECEMBER 27, 1998      DECEMBER 28, 1997        DECEMBER 29, 1996
                                     -----------------      -----------------        -----------------
Sales, net of discounts and
  allowances                        $      55,338          $      53,523             $      60,948
Gross profit                        $      10,161          $       8,649             $      15,069
Earnings before income taxes        $      10,034          $       4,814             $      11,695
Net earnings                        $       7,277          $       4,121             $       7,982


                                     DECEMBER 27, 1998      DECEMBER 28, 1997
                                     -----------------      -----------------
Current assets                      $      17,863          $      14,782
Non-current assets                  $      54,734          $      48,840
Current liabilities                 $       5,700          $       8,424
Non-current liabilities             $       8,495          $       8,873

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION AND RELATED INFORMATION

Paragon is the leading manufacturer of store brand infant disposable diapers in the United States and Canada. Paragon manufactures a line of premium and economy diapers, training pants, and feminine care and adult incontinence products, which are distributed throughout the United States and Canada, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. Paragon has also established international joint ventures in Mexico, Argentina, Brazil and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 15, the Company is unable to predict when it will submit a plan of reorganization that will be acceptable to the Bankruptcy Court. In the event a plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to successfully execute the underlying business plan. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company uses a 52/53-week year. The fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 include 52 weeks.

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

FINANCIAL INSTRUMENTS - FOREIGN CURRENCY FORWARD CONTRACTS

The Company occasionally enters into forward contracts to hedge certain foreign currency denominated purchase commitments for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred and offset exchange gains and losses on the transactions hedged. At December 27, 1998 and December 28, 1997, the Company did not have any forward contracts outstanding. The Company's other off-balance sheet risks are not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of its financial instruments approximate their carrying values as of the balance sheet dates, other than the guarantees of PTB International, Inc. discussed below. The Company has determined that it is not practicable to determine the fair value of such guarantees. Accordingly, no separate disclosure of fair value is made.

NONCASH TRANSACTIONS

During the fiscal years ended December 27, 1998 and December 28, 1997, the Company issued 35,292 and 188,376, respectively, shares of common stock to key management and employees through the Company's Long-Term Incentive Compensation Plan and its Profit Sharing and Savings Plan (see Note 7). The balance sheet effect of issuing these shares of common stock was a decrease in accrued liabilities of $150 and $3,354, respectively, and an increase in equity by an equal amount without the use of cash.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out ("LIFO") method is used to cost domestic pulp and diaper-related finished goods inventories. The first-in, first-out ("FIFO") method is used to cost all other inventories. Had the FIFO method been used to cost the domestic pulp and finished goods inventories, the amounts at which they are stated would have been $346 and $509 greater at December 27, 1998 and December 28, 1997, respectively. During 1996, the Company liquidated certain LIFO inventories that were carried at higher costs prevailing in prior years. The effect of this liquidation was to decrease earnings before taxes by approximately $1,100.

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

PATENTS AND TRADEMARKS

The Company operates in a commercial field in which patents relating to the products, processes, apparatus and materials are more numerous than in many other fields. The Company takes careful steps in designing, producing and selling its products to avoid infringing any valid patents of its competitors. However, there can be no assurance that the Company will not be challenged with respect to patents in the future (see Notes 1 and 15).

Purchased patents and trademarks are amortized on a straight-line basis over a five- to ten-year life. In 1997, the Company evaluated the remaining value of one of the purchased patents and wrote-off the entire amount of $255.
Amortization expense was $676 for the year ended December 28, 1997, including the write-off. Amortization expense was $501 for the year ended December 29, 1996. Accumulated amortization was $5,523 at December 27, 1998 and December 28, 1997, respectively. All purchased patents were fully amortized as of December 28, 1997.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

On January 26, 1996, the Company through its wholly owned subsidiary PTB International, Inc. ("PTBI") completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa"), a diaper manufacturer located in Mexico, for $15,300 in cash plus additional consideration based on Mabesa's future financial results through 2001. In 1998, based on Mabesa's 1997 financial results, the Company paid additional consideration of $2,800. In 1997, based on Mabesa's 1996 financial results, the Company paid additional consideration of $3,400. The Company also acquired the option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. The investment is carried at cost in the accompanying consolidated balance sheets.

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

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A. ("Serenity"), a diaper manufacturer in Argentina, for approximately $11,600 in cash plus earn-out payments based on Serenity's future financial results over the next three years. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5,700 to Stronger, its pro-rata share of the purchase price, and made a $601 earn-out payment in 1998. PTBI has guaranteed earn-out payments estimated not to exceed $2,300 through 2000.

On November 10, 1997, Stronger acquired 99 percent of the disposable diaper business of MPC Productos para Higiene Ltda.("MPC") for approximately $10,500 in cash from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products. PTBI advanced $5,100 to Stronger, its pro-rata share of the purchase price. In 1998, the Company converted $2,000 of outstanding notes receivable and accumulated interest for equipment sales into an additional capital contribution.

The investment in Stronger exceeds the underlying net assets by $6,392. The difference is being amortized over a 20 year life.

On December 31, 1997, the Company completed the acquisition of its share of Goodbaby Paragon Hygenic Products Ltd., a diaper manufacturing joint venture in China. The joint venture partners are Goodbaby Group and First Shanghai Investment of Hong Kong. Paragon maintains a 40 percent ownership position in the venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved by the Chinese government at $15,000, to be funded over a two-year period. During the year ended December 27, 1998, the Company contributed $4,000 of capital to Goodbaby.

There have been no dividend distributions to the Company from PMI, Stronger or Goodbaby. The Company has recorded a dividend of $922 declared by Mabesa in the year ended December 27, 1998 to be paid in 1999. The Company received a dividend distribution of $1,055 from Mabesa in the year ended December 28, 1997. There was no dividend distribution from Mabesa for the year ended December 29, 1996.

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

Amortization expense was $1,919, $1,919 and $1,735 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively. Accumulated amortization was $5,573 and $3,654 as of December 27, 1998 and December 28, 1997, respectively.

OTHER ASSETS - SOFTWARE

The primary component of other assets is capitalized software and development costs. During 1998, the Company implemented SAP-R3 software at corporate headquarters and in its U.S. infant care plants.

The SAP-R3 software and development costs are being amortized on a straight-line basis over a 10-year life. Other software and development costs related to the project are being primarily amortized on a straight-line basis over a one- to three-year life. Amortization expense was $442 for the year ended December 27, 1998. Accumulated amortization was $442 at December 27, 1998.

TREASURY STOCK

In July 1995, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's outstanding common stock. Purchases may be made periodically in the open market or in privately-negotiated transactions over an extended period of time, if and when management believes market conditions warrant. The Company reissued 135,845 of these shares through its Long-Term Incentive and Profit Sharing Plans in the year ended December 28, 1997. The Company also reissued 10,747 shares for the exercise of stock options in the year ended December 28, 1997 (see Note 7). During the fiscal year ended December 27, 1998, the Company acquired 41,038 shares through employee forfeiture of restricted stock.

SIGNIFICANT CUSTOMER

During the years ended December 27, 1998, December 28, 1997 and December 29, 1996, the percentages of net sales to an individual customer whose sales represent in excess of 10 percent of net sales were 19 percent, 15 percent and 13 percent, respectively. These sales consisted entirely of infant care products.

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

As of December 27, 1998, there were approximately $19,158 of cumulative undistributed earnings of the Company's foreign subsidiaries and investments accounted for by the equity method. U.S. taxes have not been provided for on these earnings. Under existing law, undistributed earnings are not subject to U.S. tax until distributed as dividends. Any future earnings are intended to be indefinitely reinvested in these operations. Furthermore, any taxes that are paid to foreign governments on such future earnings may be used, in whole or in part, as credits against the U.S.
tax on any distributions from such earnings.

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

PROFIT SHARING AND 401(K) PLANS

Effective February 2, 1993, Paragon adopted both a defined contribution profit sharing plan and a 401(k) savings plan covering most of its employees. On October 1, 1993, the two plans were merged, amended and restated into one plan, the Paragon Trade Brands, Inc. Profit Sharing and Savings Plan. The name of the plan was changed by resolution of the Board of Directors in December 1995 to
Paragon Retirement Investment Savings Management Plan ("PRISM"). The plan provides for both employer-matching contributions based on voluntary salary deferrals of employees and discretionary employer contributions. Plan participants are fully vested with respect to employer contributions after three years of service. Employee contributions vest immediately. Contributions to the plan are based on various levels of employee participation. Plan expense for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $2,589, $1,141 and $2,607, respectively.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the Company's fiscal year 2000. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a new Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in the first fiscal quarter of 1999, and it did not have a material impact on the financial statements.

In April 1998, the AICPA issued a new Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the first fiscal quarter of 1999, and it did not have a material impact on the financial statements.

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them to the current year's presentation.


NOTE 3:    ASSET IMPAIRMENTS

Asset impairments were $3,416 and $9,442 for the years ended December 27, 1998 and December 28, 1997, respectively. There were no asset impairments for the year ended December 29, 1996.

The asset impairment for the year ended December 27, 1998 represented a further write down of the tampon-related manufacturing equipment that was shutdown in early 1998. The equipment has been written down to estimated net selling price and is categorized as assets held for sale on the accompanying consolidated balance sheet.

The asset impairments for the year ended December 28, 1997 include a $5,000 write-off of software and associated consulting costs related to the Company's enterprise-wide information system installation. The write off was due to the inability of the software to perform as represented during the software selection process. The asset impairments also include a write-down of $4,442 for the shut-down of the tampon-related manufacturing equipment at the feminine care products operation. Also included in the shut-down of the tampon producing operation were write-offs of $900 for raw material, finished goods and spare-part inventories which were charged to cost of sales for the year ended December 28, 1997.

The Company experienced operating losses in its feminine care and adult incontinence business in 1998 and 1997 and expects these losses to continue in the near-term. The Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11 the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized.

NOTE 4:    OTHER INCOME, NET

Other income was $2,437, $1,664 and $581 in 1998, 1997 and 1996, respectively, and consisted primarily of interest income from PMI.


NOTE 5:  BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceeding and consisted of the following:

                                                       YEAR ENDED
                                                       ----------
                                                    DECEMBER 27, 1998
                                                    -----------------
Professional fees                                      $     6,772
Amortization of DIP credit facility deferred
    financing costs                                            813
Other                                                          160
Interest Income                                             (1,443)
                                                       -----------
                                                       $     6,302
                                                       ===========


NOTE 6:    INCOME TAXES

Taxes on income are based on earnings (losses) before taxes as follows:

                                     December 27, 1998      December 28, 1997      December 29, 1996
                                     -------------------    -------------------    -------------------
Domestic                              $    (62,239)         $    (188,784)          $     22,035
Foreign                                      4,947                  4,001                 11,774
                                      ------------          -------------           ------------
                                      $    (57,292)         $    (184,783)          $     33,809
                                      ============          =============           ============


Provisions for (benefits from) income taxes include the following:

                                     December 27, 1998       December 28, 1997      December 29, 1996
                                     -----------------       -----------------      -----------------
Federal:
    Current                             $    4,647             $   (6,594)             $   8,651
    Deferred                                   967                 33,494                 (1,098
                                        ----------             ----------              ---------
                                             5,614                 26,900                  7,553
                                        ----------             ----------              ---------
State:
    Current                                    598                 (1,197)                 1,496
    Deferred                                   161                    833                   (200)
                                        ----------             ----------              ---------
                                               759                   (364)                 1,296
                                        ----------             ----------              ---------
Foreign:
    Current                                  2,096                  1,803                  1,578
    Deferred                                  (378)                  (405)                 2,260
                                        ----------             ----------              ---------
                                             1,718                  1,398                  3,838
                                        ----------             ----------              ---------
                                        $    8,091             $   27,934              $  12,687
                                        ==========             ==========              =========

A reconciliation between the federal statutory rate and the effective tax rate follows:

                                      December 27, 1998       December 28, 1997      December 29, 1996
                                      -----------------       -----------------      -----------------
Expected provision (benefit) at
    the statutory rate                  $  (20,052)             $  (64,674)             $   11,833
State income taxes, net of
    federal tax benefit                     (2,005)                 (6,640)                  1,319
Undistributed earnings of
    subsidiaries                              (983)                    215                     (12)
Change in valuation allowance               32,585                  99,052                     (78)
All other, net                              (1,454)                    (19)                   (375)
                                         ---------              ----------              ----------

                                         $   8,091              $   27,934              $   12,687
                                         =========              ==========              ==========

Net deferred tax liabilities at December 27, 1998 and December 28, 1997 were $1,513 and $1,856, respectively. The amounts recorded primarily reflect the following: (1) reserves not currently deductible and (2) deferred tax assets due to the enactment of the Omnibus Budget Reconciliation Act of 1993, which allows amortization of intangibles, including goodwill. Net deferred income taxes are attributable to the following temporary differences:

                                                 December 27, 1998       December 28, 1997
                                                 -----------------       -----------------
Intangible assets                                   $   (1,992)            $   (2,127)
                                                    ----------             ----------
    Deferred tax liabilities                            (1,992)                (2,127)
                                                    ----------             ----------
Depreciation/amortization                               (1,737)                   389
Goodwill                                                 7,168                  9,902
Reserves not currently deductible                      113,465                 85,814
Package design costs                                     2,045                  2,099
Land                                                       392                    393
Net operating loss carryforwards                         3,057                    648
Credit carryforwards                                     9,045                    344
All other, net                                          (1,038)                    15
                                                    ----------             ----------
    Deferred tax assets                                132,397                 99,604
                                                    ----------             ----------
Deferred tax assets valuation allowance               (131,918)               (99,333)
                                                    ----------             ----------
    Total deferred taxes, net                       $   (1,513)            $   (1,856)
                                                    ==========             ==========

The Company has recorded a valuation allowance with respect to its net deferred tax assets as realization is dependent upon sufficient future taxable income.


NOTE 7:    LONG-TERM  INCENTIVE,  DEFERRED   COMPENSATION,  PROFIT  SHARING  AND
           PENSION PLANS, INCLUDING 401(K)

LONG-TERM INCENTIVE PLANS

The Company's Long-Term Incentive Compensation Plan ("LTIC Plan") and its 1995 Incentive Compensation Plan ("1995 Plan") are administered by the Compensation Committee of the Board of Directors. In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The LTIC, 1995 and 1996 Plans are designed to link management rewards with the long-term interests of Paragon's shareholders. Given the uncertainties related to the Company's Chapter 11 filing, the Compensation Committee of the Company's Board of Directors decided in early 1998 to suspend the grant of stock option awards or stock appreciation rights ("SARs") until the Company successfully emerges from Chapter 11. As a result, no options or SARs were granted in 1998.

RESTRICTED STOCK GRANTS

In 1997, restricted shares of common stock were issued at a discounted value in lieu of some or all of cash bonuses for key employees, at the employee's discretion. During the fiscal year ended December 28, 1997, there were 12,279 shares of common stock issued under the 1996 Plan as restricted shares and 36,655 shares of common stock issued under the 1995 Plan as restricted and bonus shares. The restricted shares are non-transferable for two years. During the year ended December 27, 1998, 41,038 shares of restricted stock previously granted under the various plans were forfeited by employees. The 1995 and 1996 Plans provide that a maximum of 150,000 and 250,000 shares, respectively, are available for grant thereunder as restricted shares or other stock based awards. Compensation expense is recorded for the stock grants at their discounted amounts. Compensation expense (income) recorded for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $(788), $856 and $800, respectively. The weighted average fair value per share of stock granted was $17.50 and $24.52 for the years ended December 28, 1997 and December 29, 1996, respectively. The weighted average fair value per share at the date of grant of stock forfeited for the year ended December 27, 1998 was $19.20.

STOCK OPTIONS AND SARS

The LTIC, 1995 and 1996 Plans have a maximum of 800,000, 450,000 and 400,000 shares available, respectively, for grant as stock options or SARs. Stock options, when granted to key management, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. The Company also has a maximum of 100,000 shares available for grant under the Stock Option Plan for Non-Employee Directors ("Director Plan"). Stock options are awarded to directors at amounts that approximate market value at the date of the grant. Awards vest 100 percent after one year and have a term of 10 years. Awards under the Director Plan were also suspended in 1998 until the Company successfully emerges from Chapter 11.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies APB Opinion 25 in accounting for stock options granted under the 1995, LTIC and Director Plans. Accordingly, no compensation cost has been recognized for these plans in 1998, 1997 or 1996. Had compensation cost been recognized on the basis of fair value pursuant to FASB Statement No. 123, net earnings (loss) and earnings (loss) per share would have been affected as follows:

                                     December 27, 1998      December 28, 1997       December 29, 1996
                                     -----------------      -----------------       -----------------
NET EARNINGS (LOSS)
------------------
    As reported                         $   (65,383)           $  (212,717)           $    21,122
    Pro forma                           $   (65,646)           $  (213,265)           $    20,486

BASIC EARNINGS (LOSS) PER SHARE
-------------------------------
    As reported                         $     (5.48)           $    (17.86)           $      1.76
    Pro forma                           $     (5.50)           $    (17.90)           $      1.70

DILUTED  EARNINGS  (LOSS)  PER SHARE
------------------------------------
    As reported                         $     (5.48)           $    (17.86)           $      1.74
    Pro forma                           $     (5.50)           $    (17.90)           $      1.68

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes multiple option pricing model with the following assumptions for the years ended December 28, 1997 and December 29, 1996: a range of risk-free interest rates of 6.15 - 6.43 percent was used for the years ended December 28, 1997, and December 29, 1996; a dividend yield of 0.0 percent was used for both years; and an estimated volatility of 40 percent was used for the year ended December 28, 1997, and 44 percent was used for the year ended December 29, 1996.

Following is a summary of the status of the 1995, LTIC and Director Plans during the years ended December 27, 1998, December 28, 1997 and December 29, 1996.

                           December 27, 1998          December 28, 1997          December 29, 1996
                        -----------------------    -----------------------    -----------------------
                                      Weighted                   Weighted                   Weighted
                         Number        Average      Number       Average       Number       Average
                           of         Exercise        of         Exercise        of         Exercise
                         Shares         Price       Shares        Price         Shares        Price
                        ------------  ---------    ------------  ---------    ------------  ---------
Outstanding,
    beginning of
    period                774,935        $20.46      735,932        $21.00      703,678        $20.40
Granted                         -             -       91,000        $16.42       89,000        $24.78
Exercised                       -             -       13,247        $18.03       33,332        $19.00
Forfeited                  75,444        $20.54       38,750        $22.10       23,414        $20.30
Expired                         -             -            -             -            -             -
                          -------        ------      -------        ------      -------        ------
Outstanding, end of
    period                699,491        $20.45      774,935        $20.46      735,932        $21.00
                          =======                    =======                    =======
Options exercisable
    end of period         569,407        $20.96      518,103        $21.18      368,361        $21.53
                          =======                    =======                    =======
Weighted average
    fair value of
    options granted
    during the period           -                  $    8.95                  $   14.05
                          =======                    =======                    =======


Following is a summary of the status of options granted under the 1995, LTIC and Director Plans at December 27, 1998:

                                    Outstanding Options                         Exercisable Options
                    ----------------------------------------------------   ----------------------------
                                Weighted Average
                                    Remaining                                                Weighted
Exercise Price                     Contractual         Weighted Average                      Average
     Range           Number        Life (Years)         Exercise Price       Number      Exercise Price
--------------       ------        ------------         --------------       ------      --------------
$12.69-$16.44        242,447            6.94                 $14.62          151,363          $14.15
$19.00-$22.13        245,500            4.10                 $19.80          245,500          $19.80
$22.25-$31.13        211,544            5.96                 $27.88          172,544          $28.57
                     -------                                                 -------
$12.69-$31.13        699,491            5.64                 $20.45          569,407          $20.96
                     =======                                                 =======

The following summarizes transactions involving SARs granted to key management during the years ended:

                              December 27, 1998           December 28, 1997         December 29, 1996
                           -------------------------    ----------------------    ----------------------
                            Number       Weighted        Number     Weighted       Number     Weighted
                              of          Average          of        Average         of        Average
                             SARs        Exercise         SARs      Exercise        SARs      Exercise
                                           Price                      Price                     Price
                           ----------   ------------    ---------   ----------    ---------   ----------
Outstanding,
    beginning of
    period                 235,660         $20.35       121,330        $24.32
    Granted                      -              -       122,330        $16.64      121,330        $24.32
Forfeited                   84,920         $20.63         8,000        $23.82            -             -
                           -------                      -------                    -------
Outstanding, end of
    period                 150,740         $20.19       235,660        $20.35      121,330        $24.32
Exercisable, end of
    period                  61,917         $21.26        28,585        $24.28            -             -

SARs, when granted, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. Compensation expense (income) is recorded based on the period-ending stock price in relation to the SAR exercise price. Compensation expense (income) recorded in 1998, 1997 and 1996 was $(184), $(34) and $220, respectively. Redemption of the SARs, when exercised, will be in cash.

DEFERRED COMPENSATION PLAN

The Company  adopted a Paragon Trade Brands,  Inc.  Deferred  Compensation  Plan
("DCP") in April 1997. The DCP was an unfunded, non-qualified deferred compensation plan under which eligible employees of the Company and members of the Board of Directors could elect, on a voluntary basis, to defer compensation until retirement or termination from the Company or the Board. Eligible participants were selected for participation by a committee (the "Plan Committee") which consisted of the Board or a committee appointed by the Board. As of December 31, 1997, the DCP was terminated and no further compensation deferrals were permitted under the DCP.

Under the DCP, eligible participants could elect to defer up to 50 percent of their annual base salary, up to 100 percent of their annual bonus or, in case of the directors, up to 100 percent of their director fees. A participant would be fully vested in their elective deferrals. If a participant were employed at the end of the calendar year, the Company would credit the participant's account 50 percent of their elective deferrals not to exceed 25 percent of the participant's combined base salary and annual bonus for the calendar year. Participants would become fully vested in the Company contribution after five years of service with the Company.

Participants, at the discretion of the Plan Committee, could request that their account be invested in one or more Measurement Funds, which were chosen by the Plan Committee and were based on one or more mutual funds. To the extent that the request was approved by the Plan Committee, the funds credited to a participant's account would be adjusted to reflect gain, loss, income and expense as though the account had actually been invested in such Measurement Funds. In this regard, the Company also adopted in April 1997 a so called "rabbi trust" known as the Paragon Trade Brands, Inc. Deferred Compensation Plan Master Trust Agreement (the "Trust Agreement") with Wachovia Bank, N.A. as Trustee which was intended to serve as a funding vehicle for the DCP. However, as of December 28, 1997, the Company had not transferred any funds to the Trustee under the Trust Agreement. The expense recorded for the DCP was $16 and $247 in the years ended December 27, 1998 and December 28, 1997, respectively.

PROFIT SHARING AND 401(K) PLANS

To further encourage the ownership of common stock by all employees, the Company maintains the PRISM Plan, formerly known as the Profit Sharing and Savings Plan, that offers both profit sharing and 401(k) features. There were no profit sharing contributions made during the fiscal year ended December 27, 1998. Profit sharing contributions made during the fiscal years ended December 28, 1997 and December 29, 1996 consisted of 110,520 and 29,613 shares of common stock, respectively. For the years ended December 27, 1998 and December 28, 1997, the Company's 401(k) contributions consisted of 35,292 and 28,915 shares of common stock, respectively and cash. The Company's 401(k) contributions consisted of 24,759 shares of common stock for the year ended December 29, 1996.


NOTE 8:    RECEIVABLES

Receivables consist of the following:

                                                   December 27, 1998           December 28, 1997
                                                   -----------------           -----------------
Accounts receivable - trade                         $   71,079                   $   52,583
Other receivables                                       16,777                       24,568
                                                    ----------                   ----------
                                                        87,856                       77,151
Less:  Allowance for doubtful accounts                  (8,700)                      (6,535)
                                                    ----------                   ----------
Net receivables                                     $   79,156                   $   70,616
                                                    ==========                   ==========


NOTE 9:    INVENTORIES

Inventories consist of the following:

                                                  December 27, 1998            December 28, 1997
                                                  -----------------            -----------------
LIFO:
      Raw materials - pulp                          $      232                    $      381
      Finished goods                                    31,417                        25,770
FIFO:
      Raw materials - other                              7,346                         8,561
      Materials and supplies                            20,924                        20,942
                                                    ----------                    ----------
                                                        59,919                        55,654
      Reserve for excess and obsolete
         items                                          (6,637)                       (7,397)
                                                    ----------                    ----------
Net Inventories                                     $   53,282                    $   48,257
                                                    ==========                    ==========


NOTE 10:   PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                  December 27, 1998           December 28, 1997
                                                  -----------------           -----------------
Land                                               $     3,715                   $    3,741
Buildings and improvements                              40,150                       40,191
Machinery and equipment                                227,433                      226,951
                                                   -----------                   ----------
                                                       271,298                      270,883
Less:  Allowance for depreciation                     (165,098)                    (152,500)
                                                   -----------                   ----------
Net property and equipment                         $   106,200                   $  118,383
                                                   ===========                   ==========

NOTE 11:   ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                  December 27, 1998           December 28, 1997
                                                  -----------------           -----------------
Payroll - wages and salaries,
    incentive awards, retirement,
    vacation and severance pay                      $   16,977                   $   10,375
Coupons and promotions                                   5,994                        7,826
Integration/relocation reserves                              -                        2,575
Income taxes payable - current                               -                          195
Other                                                   10,675                       11,421
                                                    ----------                   ----------
Total                                               $   33,646                   $   32,392
                                                    ==========                   ==========


NOTE 12:   BANK CREDIT FACILITIES

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, certain subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998 and the Fourth Amendment dated September 28, 1998, Chase and a syndicate of banks have made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit
Facility expires on the earlier of July 7, 1999, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization. The Company is currently negotiating an extension of the maturity date on the DIP Credit Facility with Chase.

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

At December 27, 1998, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $1,300 in letters of credit issued under the DIP Credit Facility at December 27, 1998. The DIP Credit Facility contains customary covenants. The Company for a period of time has been unable to fully comply with certain reporting requirements of such covenants. The Company has obtained waivers with respect to these events of default which are effective through May 10, 1999. The Company believes that it will be in compliance with the reporting requirements of the DIP Credit Facility by May 10, 1999.

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70,000. Borrowings under this credit facility are reflected as long-term debt in the accompanying balance sheet at December 28, 1997. Interest was at fixed or floating rates based on the financial institution's cost of funds. Paragon Trade Brands (Canada) Inc. has guaranteed obligations under this revolving credit facility. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50,000 in uncommitted lines of credit. Borrowings under these lines of credit totaled $12,800 at December 28, 1997. Borrowings under these lines of credit were reflected as short-term borrowings in the accompanying balance sheet at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit.

The terms of the revolving credit facility and the short-term lines of credit above provide that a voluntary filing of a Chapter 11 petition results in an event of default on such indebtedness. Amounts outstanding under these facilities are reflected as Liabilities Subject to Compromise in the accompanying consolidated balance sheet as of December 27, 1998. As a result of its Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. Accordingly, no interest expense has been recorded with respect to prepetition debt balances in the accompanying financial statements for the period subsequent to January 6, 1998.

Paragon Trade Brands (Canada) Inc. entered into a new $3,000 Cdn operating credit facility with a financial institution dated February 11, 1998. Borrowings under the prior Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of Paragon Trade Brands (Canada) Inc.'s assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company does not guaranty borrowings under the Canadian operating credit facility. The maximum borrowings under the Canadian operating credit facility are limited to the lesser of $3,000 Cdn or 75 percent of Paragon Trade Brands (Canada) Inc.'s trade accounts receivable. There were no borrowings outstanding under this operating credit facility on December 27, 1998.


NOTE 13:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under the Company's reorganization proceeding include substantially all current and long-term unsecured debt as of the date of the Chapter 11 filing. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization or
Bankruptcy   Court  order  while  the   Company   continues   to  operate  as  a
debtor-in-possession. The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations including a portion of short-term borrowings, claims subject to reclamation and employee wages, benefits and expenses.

Liabilities subject to compromise are comprised of the following:

                                                       December 27, 1998
                                                       -----------------
Accrued settlement contingencies                            $  278,500
Bank debt                                                       81,397
Accounts payable                                                39,752
Accrued liabilities                                              5,920
Deferred compensation                                            1,290
                                                            ----------
                                                            $  406,859
                                                            ==========


NOTE 14:   RELATED PARTY TRANSACTIONS

The Company has entered into various agreements with its subsidiaries and affiliates to sell certain diaper making equipment and purchase a portion of its diaper needs. Prices for the various transactions are established through negotiations between the related parties. The following is a summary of significant transactions and balances with its subsidiaries and affiliates as of or for the years ended December 27, 1998, December 28, 1997 and December 29, 1996:

PMI

Pursuant to the Joint Venture Agreement dated January 26, 1996 whereby the Company acquired a 49 percent interest in PMI, the Company agreed to sell to PMI certain diaper manufacturing equipment, finance the construction of a building and purchase a portion of its diaper needs from PMI.

                                    December 27, 1998      December 28, 1997         December 29, 1996
                                    -----------------      -----------------         -----------------
Sale of equipment                   $           -          $         194             $      14,650
Purchase of diapers from PMI        $      67,346          $      40,823             $      11,860
Due from PMI                        $      43,381          $      39,725             $      27,857
Due to PMI                          $       7,340          $       5,313             $           -

The amounts due from PMI are primarily for equipment purchased, the financing of the building construction and working capital funding. They are evidenced by an interest-bearing promissory note and corresponding Purchase Loan and Security Agreements. The amounts due under these agreements are carried as investments in and advances to unconsolidated subsidiaries, at equity on the balance sheet. Amounts due to PMI are carried as accounts payable and liabilities subject to compromise on the balance sheets. Loans due from PMI are evidenced by interest-bearing promissory notes. The notes bore an interest rate of 10 percent until December 1, 1997. The notes currently bear an interest rate of approximately 6 percent.

MABESA

The Company has purchased certain diaper product needs from Mabesa and also sold excess diaper making equipment to Mabesa.

                                                        December 27, 1998       December 28, 1997
                                                        -----------------       -----------------
Sale of equipment                                             $       -           $    4,843
Purchase of diapers from Mabesa                               $   1,733           $    2,196
Due from Mabesa                                               $   2,732           $    3,623
Due to Mabesa                                                 $     312           $      119

The amounts due from Mabesa for equipment purchased are classified as receivables on the balance sheets. The amounts due to Mabesa are classified as accounts payable and liabilities subject to compromise on the balance sheets. Depending on the expected payment terms under the purchase agreements, certain amounts due bear an interest rate of approximately 7 percent.

MPC

The Company has sold certain diaper making equipment to MPC.

                                                        December 27, 1998    December 28, 1997
                                                        -----------------    -----------------
Sale of equipment and technology transfer                     $       -        $    2,400
Due from MPC                                                  $     287        $    2,000

The amounts due from MPC for equipment purchased are classified as receivables on the balance sheets. The loan to MPC, which bore an interest rate of LIBOR plus 4 percent, was converted into an additional capital contribution in 1998.

GOODBABY

The Company has sold certain diaper making equipment to Goodbaby.

                                                         December 27, 1998    December 28, 1997
                                                         -----------------    -----------------
Sale of equipment                                             $       -           $    2,415
Due from Goodbaby                                             $   1,182           $    2,710

The amounts due from Goodbaby are classified as receivables on the balance sheets.

At December 27, 1998 and December 28, 1997, the Company had deferred gains on the sales of equipment of $3,927 and $4,583, respectively. These gains will be amortized to income over the depreciable life of the equipment.


NOTE 15:   LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a lawsuit in January 1994 in the District Court for the District of Delaware alleging that the Company's "Ultra" infant disposable diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation have been significant.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178,400 were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company.

The Company had previously filed with the District Court a motion under Rule 59 for a new trial or to alter or amend the Judgment. The District Court denied Paragon's motion by order entered August 4, 1998. The District Court also denied a motion by P&G seeking to recover attorneys' fees it expended in defending itself against Paragon's patent infringement counterclaim. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal. The appeal was fully briefed, and oral argument was scheduled for February 5, 1999.

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its single cuff diaper product. P&G asserted in its claim that Paragon's single cuff diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit. If the motion were granted, however, the Company would be forced to discontinue the manufacture and sale of its single cuff design. In addition, P&G in its motion asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of its single cuff design would also constitute patent infringement. Consequently, the Company believes that if the motion were granted it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

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

P&G filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $2,300,000 (without trebling) to $6,500,000 (with trebling), which included a claim of $178,400 for the Delaware judgment. See "--IN RE PARAGON TRADE BRANDS, INC.," below. The remaining claims include claims for, among other things, alleged patent infringement by the Company in foreign countries where it has operations.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement
Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described above, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation were stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the

Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10, 1998 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the District Court for the Northern District of Georgia. The Company objected to K-C's Appeal and sought to have it dismissed. K-C also filed a motion with the District Court in Atlanta to withdraw the reference with respect to all matters pertaining to its proof of claim from the jurisdiction of the Bankruptcy Court. By order executed February 18, 1999, the appeal, K-C's motion for withdrawal of the reference and the Company's motion to dismiss the appeal were dismissed by the District Court without prejudice to the right of either party within sixty days to re-open the actions if a settlement was not consummated. See "--IN RE PARAGON TRADE BRANDS, INC." below.

On May 26, 1998, the special master issued his report on the majority of the motions pending before him. His report included a finding, among other things, that Paragon, as the successor-in-interest to the disposable diaper business of Pope & Talbot, has a fully paid-up license to one of the three asserted K-C inner-leg gather patents, which license runs from the date of the acquisition by the Company of Pope & Talbot. Pope & Talbot had previously obtained the license from K-C. The special master also found that K-C should be held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

Effective September 1, 1998, the Texas action was reassigned to Judge Lindsey, a newly-appointed judge on the Dallas District Court bench. Judge Lindsey asked the parties to report on the status of the case and the likelihood of settlement. The parties responded on November 6, 1998, that negotiations were underway and that they believed considerable progress was being made.

The Company has previously disclosed that should K-C prevail on its claims, an award of all or a substantial portion of the relief requested by K-C could have a material adverse effect on the Company's financial condition and its results of operations. Based on the advice of patent counsel, the Company believes that the Company's products do not infringe any valid patent asserted by K-C.

K-C filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $893,000 (without trebling) to $2,300,000 (with trebling). See "--IN RE PARAGON TRADE BRANDS, INC.," below.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted in the Texas action. In addition, the patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses

("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe
Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178,400 were entered against Paragon by the District Court on June 2, 1998. At the same time, the District Court entered injunctive relief agreed upon by P&G and the Company. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets, permitted the Company to appeal the District Court's decision in an orderly fashion and affords the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code. The bar date for the filing of proofs of claim (excluding administrative claims) by creditors was June 5, 1998. P&G filed alleged claims ranging from approximately $2,300,000 (without trebling) to $6,500,000 (with trebling), which included a claim of $178,400 for the Delaware judgment. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above. The remaining claims include claims for, among other things, alleged patent infringement by the Company in foreign countries where it has operations.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company will allow the Company to manufacture a dual cuff baby diaper design. In exchange for these rights, the Company has agreed to pay P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is substantially complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and is scheduled to resume on April 13, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

K-C filed alleged claims ranging from approximately $893,000 (without trebling) to $2,300,000 (with trebling), including claims related to the litigation in the Dallas District Court described above. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above. K-C's claims in the Bankruptcy case include an attempt to recover alleged lost profits for infringement of the patents asserted in the Dallas District Court, despite the fact that a lost profits theory of damages was not pursued by K-C in the Dallas District Court.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which, if approved by the Bankruptcy Court, will fully and finally settle all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted in the Texas action. In addition, the patent rights licensed by the Company from K-C will allow the Company to manufacture a dual cuff diaper design. In exchange for these patent rights, the Company has agreed to pay K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and
1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. In addition, the Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company will also pay K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rates that the Company will pay to K-C will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company stays within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe

Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company intends to file shortly a motion with the Bankruptcy Court to seek approval of the settlement. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted.

On February 17, 1999, the Company, P&G, K-C, the Creditors' and Equity Committees stipulated to an extension of the Company's exclusivity period to April 19, 1999 during which time only the Company can propose a plan of reorganization. On March 29, 1999, the Company filed a motion seeking to extend this period, initially, to May 19, 1999 and, subsequently, to June 19, 1999. A hearing on this motion is scheduled to occur on April 16, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75,000 financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of December 27, 1998, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1,300 in letters of credit issued under the DIP Credit Facility at December 27, 1998. The DIP Credit Facility contains customary covenants. The Company for a period of time has been unable to fully comply with certain reporting requirements of such covenants. The Company has obtained waivers with respect to these events of default which are effective through May 10, 1999. The Company believes that it will be in compliance with the reporting requirements of the DIP Credit Facility by May 10, 1999. See Note 12. Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

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


NOTE 16:   COMMITMENTS

Paragon has operating lease agreements for certain facilities that expire during the years 1999 through 2001. Future minimum lease payments required under these noncancelable operating leases are: $391 in 1999, $134 in 2000 and $46 in 2001. Rental expense for facilities and equipment was $2,676, $3,015 and $2,967 for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

Commitments for capital expenditures as of December 27, 1998 are $13,780. Other Company commitments include purchase commitments for raw materials at prevailing market rates. In early 1996, the Company entered into an agreement with Clariant International Ltd. (subsequently purchased by BASF Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 2001. Fluff pulp, a product made from wood fibers, is another primary raw material. The Company's agreement with Weyerhaeuser whereby it purchased 100 percent of its requirements of bleached chemical fluff pulp expired August 31, 1998. The Company believes that at least two other sources of supply exist for fluff pulp.

As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities. Pursuant to the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any such rejection may give rise to a prepetition unsecured claim for damages arising therefrom.

NOTE 17:   NET EARNINGS PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                                                    Year Ended
                                             --------------------------------------------------------
                                             December 27, 1998   December 28, 1997  December 29, 1996
                                             -----------------   -----------------  -----------------
Net earnings (loss)                             $  (65,838)         $ (212,717)        $    21,122
                                                ==========          ==========         ===========
Weighted average number of common
    shares used in basic EPS (000's)               11,9387              11,913              12,022
Effect of dilutive securities:
    Stock options (000's)                                -                   -                 139
                                                ----------          ----------         -----------

Weighted average number of common
    shares and potentially dilutive
    common shares in diluted EPS (000's)            11,937              11,913              12,161
                                                ==========          ==========         ===========
Basic earnings (loss) per common share          $    (5.48)         $   (17.86)        $      1.76
Diluted earnings (loss) per common share        $    (5.48)         $   (17.86)        $      1.74

Options to purchase 699,491, 313,612 and 223,987 shares of common stock outstanding during the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings per share are the same for the years ended December 27, 1998 and December 28, 1997 because the computation of diluted earnings per share was anti-dilutive.


NOTE 18:   SEGMENT REPORTING

Basis of Presentation. The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of Changing Paradigms, Inc. and the Company's international investment in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment. Identifiable assets included in the corporate and other segment include deferred tax assets, international investments in joint ventures and cash and other financial instruments managed by the corporate treasury department. Inter-segment net sales are not significant. Segment accounting policies are the same as those described in Note 2.

Management evaluates the performance of its operating segments separately to individually monitor the different factors impacting financial performance. Segment operating profit is comprised of net sales less cost of sales and selling, general and administrative expense. Loss contingencies and asset impairments are recorded in the appropriate operating segment.

Certain administrative expenses common to all operating segments are currently allocated to the infant care operating segment. International investments, financial costs, such as interest income and expense, and income taxes are managed by, and recorded in, the corporate and other operating segment.

Corporate  and  other  capital  expenditures  include  substantially  all of the
Company's   spending  for  Year  2000  and   information   technology.   Related
depreciation and amortization is allocated to each operating segment.


                                                                   Feminine
                                                                   Adult/Care    Corporate/
1998                                               Infant Care   Incontinence       Other         Total
----                                               -----------   ------------       -----      ----------
  Net sales                                         $ 512,759      $   6,608     $  15,840     $ 535,207
  Operating profit (loss)                             (42,209)(1)    (16,916)(2)     1,149       (57,976)
  Equity in earnings of unconsolidated                      -              -         4,077         4,077
  subsidiaries
  Dividend income from unconsolidated subsidiary            -              -           922           922
  Interest expense                                          -              -           450           450
  Other income                                              -              -         2,437         2,437
  Earnings (loss)before income taxes and
  bankruptcy costs                                    (42,209)       (16,916)        8,135       (50,990)
  Identifiable assets                                 245,772         39,614        55,118       340,503
  Investments                                               -              -        88,783        88,784
  Capital expenditures                                 24,410          1,256        11,655        36,453
  Depreciation and amortization                        29,536          4,742           181        34,459


                                                                    Feminine
                                                                   Adult/Care    Corporate/
1997                                               Infant Care   Incontinence       Other         Total
----                                               -----------   ------------       -----      ----------
  Net sales                                         $ 545,225      $   4,264     $  12,486     $ 561,975
  Operating profit (loss)                            (154,989)(3)    (23,721)(4)    (5,078)(5)  (183,788)
  Equity in earnings of unconsolidated                      -              -           953           953
  subsidiaries
  Dividend income from unconsolidated subsidiary            -              -         1,055         1,055
  Interest expense                                          -              -         4,667         4,667
  Other income                                              -              -         1,664         1,664
  Earnings (loss) before income taxes                (154,989)       (23,721)       (6,073)     (184,783)
  Identifiable assets                                 234,707         45,540        22,087       302,334
  Investments                                               -              -        73,808        73,808
  Capital expenditures                                 31,607         12,415        11,013        55,035
  Depreciation and amortization                        33,127          2,294            93        35,514


                                                                   Feminine
                                                                   Adult/Care    Corporate/
1996                                               Infant Care   Incontinence       Other         Total
----                                               -----------   ------------       -----      ----------
  Net sales                                         $ 574,297      $     470     $   7,162      $ 581,929
  Operating profit (loss)                              52,852(6)      (7,999)       (9,184)(7)     35,669
  Equity in earnings of unconsolidated                      -              -           423            423
  subsidiaries
  Interest expense                                          -              -         2,864          2,864
  Other income, net                                         -              -           581            581
  Earnings (loss) before income taxes                  52,852         (7,999)      (11,044)        33,809
  Identifiable assets                                 231,926         36,825        58,324        327,075
  Investments                                               -              -        46,015         46,015
  Capital expenditures                                 15,160         24,223         9,484(8)      48,867
  Depreciation and amortization                        38,187            587            54         38,828

---------------

(1)     Includes $78,500 accrued settlement contingency for estimated settlement costs.
(2)     Includes asset impairment of $3,408 related to tampon-related machinery.
(3)     Includes $200,000 accrued settlement contingency for P&G patent litigation.



(4)     Includes asset impairment of $4,442 related to tampon-related machinery.
(5)     Includes $5,000 write-off of software and associated consulting.
(6)     Includes $8,032 in cost for the integration of the Pope & Talbot acquisition.
(7)     Includes $9,005 in costs related to the corporate headquarters relocation to Atlanta.
(8)     Includes $6,844 for purchase of the corporate headquarters in Atlanta.

The following table presents net sales by country based on the country of origin, including exports from such countries:

                               1998          1997          1996
                               ----          ----          ----
United States                 $ 497,919    $ 521,487     $ 528,143
Canada                           37,288       40,488        53,786
                              ---------    ---------     ---------
Consolidated                    535,207      561,975       581,929
                              =========    =========     =========


The following table presents net property, plant and equipment, including assets held for sale, based on location of the asset:

                               1998          1997          1996
                               ----          ----          ----
United States                 $ 106,705    $ 123,313     $ 122,140
Canada                            4,186        6,143         8,619
                              ---------    ---------     ---------
Consolidated                    110,891      129,456       130,759
                              =========    =========     =========


NOTE 19:   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

FISCAL YEAR ENDED DECEMBER 27, 1998

                                                       First        Second        Third         Fourth
                                                       -----        ------        -----         ------
    Net sales                                       $   138,297   $   126,991   $  136,993   $  132,926
    Gross profit                                         27,498        24,647       27,912       26,578
    Net earnings (loss)                                   6,006         3,369        4,024      (78,782)
    Basic earnings (loss) per share of
        common stock                                $       .50   $       .28   $      .34   $    (6.59)
    Diluted earnings (loss) per share of
        common stock                                $       .50   $       .28   $      .34   $    (6.59)
    Price Range of the Company's common stock:
        High                                        $     20.25   $      6.81   $      4.63  $     3.63
        Low                                         $      4.19   $      2.63   $      2.63  $     1.75


FISCAL YEAR ENDED DECEMBER 28, 1997

                                                       First        Second        Third         Fourth
                                                       -----        ------        -----         ------
    Net sales                                       $   135,685   $   135,819   $  154,066   $   136,405
    Gross profit                                         27,838        23,929       28,601        26,696
    Net earnings (loss)                                   3,802         2,652        5,761      (224,932)
    Basic earnings (loss) per share of
        common stock                                $       .32   $       .22   $      .48   $    (18.82)
    Diluted earnings (loss) per share of
        common stock                                $       .32   $       .22   $      .48   $    (18.82)
    Price Range of the Company's common stock:
        High                                        $     30.00   $     18.00   $     19.13  $     23.50
        Low                                         $     14.88   $     15.25   $     15.38  $     17.50

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 27, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                 Balance at    Charged     Deductions      Balance at
                                                  Beginning       to          From          End of
Description                                       of Period    Earnings      Reserve        Period
---------------------------------------------     ---------    --------      --------       ------
Reserve deducted from related assets:
    Doubtful accounts - accounts receivable

        1998...............................        $  6,535     $  3,787    $  (1,622)     $   8,700
                                                   ========     ========    =========      =========
        1997...............................        $  7,637     $   (587)   $    (515)     $   6,535
                                                   ========     ========    =========      =========
        1996...............................        $  5,866     $  2,965    $  (1,194)     $   7,637
                                                   ========     ========    =========      =========

    Excess and obsolete items - inventories

        1998...............................        $  7,397     $  3,000    $  (3,760)     $   6,637
                                                   ========     ========    =========      =========
        1997...............................        $  7,803     $  6,140    $  (6,546)     $   7,397
                                                   ========     ========    =========      =========
        1996...............................        $  5,051     $  6,841    $  (4,089)     $   7,803
                                                   ========     ========    =========      =========

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                              PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information regarding the Company's Board of Directors:

             Name               Age                          Principal Occupation
   -------------------------   -----   ---------------------------------------------------------------
    Bobby V. Abraham             57      Chief Executive Officer and Chairman of the Board,
                                          Paragon Trade Brands, Inc.
    Adrian D.P. Bellamy          57      Nonexecutive Director of Companies
    Thomas B. Boklund            59      Chief Executive Officer, Oregon Steel Mills
    Robert L. Schuyler           63      Retired


BOBBY V. ABRAHAM has been a director and the Chief Executive Officer of the Company since its initial public offering in February 1993, has been Chairman of the Company's Board of Directors since August 1993 and served as President of the Company from its inception until November 1993. Prior to the Company's initial public offering, Mr. Abraham had been President of the Personal Care Products Division of Weyerhaeuser since February 1988.

ADRIAN D.P. BELLAMY has been a director of the Company since February 1996 and has served as a member of the Compensation Committee of the Company's Board of Directors since February 1996 and as its Chairman since November 1996. Mr. Bellamy has also served as a member of the Governance Committee of the Company's Board of Directors and as a member of the Company's Audit Committee since November 1996. Mr. Bellamy formerly served as Chairman and Chief Executive Officer of DFS Group Limited, an international specialty retailer, from 1983 to 1995. Mr. Bellamy currently serves on the Boards of Directors of Airport Group International Holdings LLC, an airport management company; The Gap, Inc., a clothing retailer; Gucci Group NV, a manufacturer and retailer; The Body Shop International PLC and its USA subsidiary, Buth-Na-Bodhaige Inc., a skin and hair care products manufacturer and retailer; Williams-Sonoma Inc., a home products retailer; Shaman Pharmaceuticals, Inc., a pharmaceutical developer, and Benckiser N.V., a home products company. Mr. Bellamy has served as Chairman of Gucci Group NV since January 1996, and Airport Group International Holdings LLC since July 1995.

THOMAS B. BOKLUND has been a director of the Company since April 1993 and served as Chairman of the Compensation Committee of the Company's Board of Directors from May 1993 until November 1996. Mr. Boklund has served as a member of the Company's Audit Committee since November 1996 and as its Chairman from November 1996 to February 1999. Mr. Boklund has also served as a member of the Governance Committee of the Company's Board of Directors since November 1996, and was appointed its Chairman in February of 1999. Mr. Boklund continues to serve as a member of Compensation Committee. Mr. Boklund has been the Chief Executive Officer of Oregon Steel Mills, an industrial steel manufacturer, since 1985, and also serves as its Chairman of the Board.

ROBERT L. SCHUYLER has been a director of the Company since April 1993 and served as Chairman of the Audit Committee of the Company's Board of Directors from May 1993 until November 1996. Mr. Schuyler has also served as a member of the Compensation Committee of the Company's Board of Directors since February 1995, and as Chairman of the Governance Committee of the Company's Board of Directors from November 1996 to February 1999. Mr. Schuyler continues to serve as a member of the Governance Committee, and was reappointed as Chairman of the Audit Committee in February 1999. Mr. Schuyler formerly served as the President of Nisqually Partners, an investment company, from 1991 through 1997. Mr. Schuyler currently serves on the Boards of Montrail, a manufacturer and wholesaler of outdoor footwear; and Grande Alberta Paper, a Canadian pulp and paper development company.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's executive officers:

             Name               Age                                Position
   -------------------------   -----   ---------------------------------------------------------------
   Bobby V. Abraham             57      Chief Executive Officer and Chairman of the Board
   David W. Cole                51      President, Sales and Marketing
   Alan J. Cyron                46      Executive Vice President and Chief Financial Officer
   Catherine O. Hasbrouck       34      Vice President, General Counsel and Secretary
   Robert E. McClain            49      Executive Vice President - Sales and Marketing


BOBBY V. ABRAHAM has been a director and the Chief Executive Officer of the Company since its initial public offering in February 1993 and has been the Chairman of the Company's Board of Directors since August 1993.

DAVID W. COLE has served the Company as President, Sales and Marketing since March 1998. Prior to assuming his current responsibilities, Mr. Cole had served the Company as President and Chief Operating Officer from November 1993 to March 1998, and as Executive Vice President and Chief Operating Officer from February 1993 to November 1993.

ALAN J. CYRON has been the Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since February 1997. Prior to assuming his current responsibilities, Mr. Cyron had served as Vice President since April 1995 and as Treasurer from May through July 1995. Prior to joining the Company, Mr. Cyron served as Managing Director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corp., from January 1992 through March 1995.

CATHERINE  O.  HASBROUCK  has been  the  Vice  President,  General  Counsel  and
Secretary of the Company since June 1996. Prior to joining the Company, Ms. Hasbrouck practiced law as an associate with the law firm of Troutman Sanders LLP from January 1992 to June 1996.

ROBERT E. MCCLAIN has served the Company as Executive Vice President - Sales and Marketing since March 1997. Prior to March 1997, Mr. McClain served the Company as Vice President - Business Development from September 1996 to March 1997. Before joining the Company, Mr. McClain was the Senior Vice President, Sales and Marketing for Nice Pak Products from 1992 to 1996.


ITEM 11:   EXECUTIVE COMPENSATION

The following table discloses information concerning the compensation of those persons who were, at December 27, 1998, the last day of the Company's 1998 fiscal year, the Company's Chief Executive Officer and four other most highly compensated executive officers on that date (the "named executive officers").

                                     SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                       ANNUAL COMPENSATION          COMPENSATION AWARDS
                                       -------------------          -------------------
                                                        OTHER      RESTRICTED  SECURITIES
                                                       ANNUAL         STOCK    UNDERLYING
      NAME AND        FISCAL               BONUS    COMPENSATION    AWARD(S)    OPTIONS/     ALL OTHER
 PRINCIPAL POSITION    YEAR    SALARY($) ($)(1)(2)    ($)(3)        ($)(4)      SARS(#)     COMPENSATION
 ------------------    ----    --------- ---------  ------------    --------    -------     ------------
Bobby V. Abraham...    1998     519,237    561,004           0             0           0      234,191
  Chief Executive      1997     500,006          0           0             0      30,000      104,885
  Officer and          1996     472,151    525,000     186,590       186,562      30,000      215,382
  Chairman of the
  Board

David W. Cole......    1998     269,537    224,400       9,230             0           0       18,143
  President            1997     304,954          0      13,985             0      20,000        3,146
                       1996     290,658    221,265      97,244       124,375      20,000       14,459

Alan J. Cyron......    1998     228,422    210,375           0             0           0       16,318
  Executive Vice       1997     206,612          0       4,615             0      15,000        3,158
  President and        1996     193,865    156,450     212,626        49,750      15,000       12,614
  Chief Financial
  Officer

Arrigo D. Jezzi(6).    1998     224,423    210,375           0             0           0       18,289
  Executive Vice       1997     173,679          0      32,179             0      10,000        4,250
  President,
  Operations,
  Technology and
  International

Robert E. McClain .    1998     177,355    196,350           0             0           0       12,974
  Executive Vice
  President, Sales
  and Marketing

------------------

(1) As a result of the Company's performance in fiscal 1997, no annual bonus payment was made to any of the named executive officers for 1997.

(2) In addition to amounts earned under the Company's Annual Bonus program, Mr. McClain earned a sales bonus in the amount of $71,210.

(3) Messrs. Cole and Cyron received tax gross-up payments in 1997 for reimbursements by the Company of taxable relocation expenses incurred in connection with their relocation in 1996 from Washington to Georgia. Amounts paid to Mr. Jezzi include $14,365 for reimbursement of taxable relocation expenses, $6,904 for reimbursement of nontaxable relocation expenses and $10,190 for tax gross-up payments, each made in connection with his relocation in 1997 from Pennsylvania to Georgia. Included in such taxable and nontaxable relocation expenses reported above for Mr. Jezzi were $6,583 in payment of moving expenses and $9,873 reimbursement for loss on the sale of his Pennsylvania residence. Messrs. Abraham, Cole and Cyron recognized income in 1997 in the amounts of $84,721, $13,748 and $24,825, respectively, on the difference between the price paid for shares of the Company's common stock purchased in lieu of the 1996 bonus and the fair market value of those shares on the date of purchase. Additional amounts paid in 1996 to Mr. Abraham were $64,359, $12,725 and $24,786; to Mr. Cole were $37,035, $20,733 and $25,728; and to Mr. Cyron were
$118,250, $5,579 and $63,971; in each case, for reimbursement of taxable and nontaxable relocation expenses, and tax gross-up payments, respectively. Payments to Messrs. Abraham and Cole were made in 1996 in connection with relocation of the Company's corporate headquarters from Washington to Georgia. Payments to Mr. Cyron were made in 1996 in connection with his relocation from New York to Washington as a result of joining the Company in 1995, and with his subsequent relocation from Washington to Georgia. Included in such taxable and nontaxable relocation expenses reported above for Mr. Abraham were $29,000 in payment of a home sale bonus and $57,101 in closing costs on the sale of his Washington residence; for Mr. Cole were $21,498 in payment of a home sale bonus, $42,726 in closing costs on the sale of his Washington residence and



$20,231 in moving expenses; and for Mr. Cyron were $41,662 in payment for loss on the sale of his Washington residence and $40,707 in closing costs on the sale of his Washington residence.

(4) Restricted stock is valued at the closing price of the Common Stock as reported on the New York Stock Exchange, Inc. (the "NYSE") on the date of grant. Restricted stock awards are forfeitable and vest, generally, in either two or three equal annual installments from the date of grant, subject to acceleration in the event of certain mergers or consolidations involving the Company, a sale, lease, exchange or other transfer of all or substantially all of the Company's assets, or a liquidation or dissolution of the Company. Such awards may be granted at up to a 20% discount to the market price of the Common stock on the date of award. A restricted stock award in the amount of $186,562 was made in 1996 in recognition of Mr. Abraham's efforts relating to the Company's acquisition of the Pope & Talbot disposable diaper business and the investment in Mabesa.. A restricted stock award in the amount of $49,750 was made in 1996 in recognition of Mr. Cyron's efforts in connection with the investment in Mabesa, and such award vested 33.4% on February 19, 1997, 33.3% on February 19, 1998 and 33.3% on February 19, 1999. A restricted stock award in the amount of $124,375 was made in 1996 in recognition of Mr. Cole's efforts in connection with the integration of the Pope & Talbot disposable diaper business.

     Under ordinary circumstances, recipients of restricted stock are able to pay the tax liability arising upon vesting out of the proceeds of the sale of Company stock. Since the filing of the Company's Chapter 11 proceeding, however, certain corporate insiders have been unable to trade in the Company's stock. As a result, on January 31, 1999 and February 18, 1999, in order to avoid incurring a tax liability in connection with the vesting of certain restricted stock awards, Mr. Abraham forfeited 4,887 shares awarded February 1, 1994 and scheduled to vest on February 1, 1999, and 2,500 shares awarded February 19, 1996 and scheduled to vest on February 19, 1999; and on February 18, 1999, Mr. Cole forfeited 1,666 shares awarded February 19, 1996 and scheduled to vest on February 19, 1999. In addition, on February 13, 1998, Messrs. Abraham and Cole forfeited 22,505 and 13,506 shares of restricted stock, respectively, awarded February 14, 1995 and February 19, 1996 and scheduled to vest on February 16, 1998 and February 19, 1998, respectively.

     On December 27, 1998, Messrs. Abraham, Cole and Cyron held 7,387 shares, 1,666 shares and 666 shares, respectively, of restricted Common Stock, with market values, based on the closing price of the Common Stock as reported on the NYSE on such date, of $17,544, $3,957 and $1,582, respectively. Dividends are payable on restricted stock at the same rate payable to all stockholders.

(5) The amounts shown for fiscal 1998 represent: (i) matching 401(k) contributions under the Paragon Retirement Savings Investment Management Program (the "PRISM Plan") in the amounts of $4,250, $4,250, $4,276, $4,396 and $932 for
Messrs. Abraham, Cole, Cyron, Jezzi and McClain, respectively; (ii) profit sharing contributions under the PRISM Plan in the amounts of $13,893, $13,893, $12,042, $13,893 and $12,042 for Messrs. Abraham, Cole, Cyron, Jezzi and McClain; and (iii) a $216,048 deferred compensation award for Mr. Abraham under the terms of his employment agreement and as approved by the Creditors' Committee and the Bankruptcy Court.

(6) Mr. Jezzi resigned effective as of April 15, 1999.

1998 OPTION GRANTS AND EXERCISES

There were no option  grants under any of the Company's  incentive  compensation
plans  in  1998.  SEE  "BOARD   COMPENSATION   COMMITTEE   REPORT  ON  EXECUTIVE
COMPENSATION: LONG-TERM INCENTIVES," BELOW.

The following table provides information on the aggregated option/SAR exercises by named executive officers in 1998 and the value of the named executive officers' unexercised options/SARs at December 27, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         NUMBER OF SECURITIES
                         OPTION/SAR                    OPTIONS AT           UNDERLYING UNEXERCISED SARS
                         EXERCISES                  FISCAL YEAR-END(#)          AT FISCAL YEAR END(#)
                         ---------                  ------------------          ---------------------
                           SHARES
                          ACQUIRED
                             ON       VALUE
         NAME             EXERCISE   REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----             --------   --------  -----------   -------------   -----------   -------------
Bobby V. Abraham......          0       0        170,411        81,249              0              0
David W. Cole.........          0       0         93,750        53,750              0              0
Alan J. Cyron.........          0       0         13,750        36,250              0              0
Arrigo D. Jezzi.......          0       0         20,000             0          7,500         12,500
Robert E. McClain.....          0       0              0             0         22,500         17,500

                             VALUE OF UNEXERCISED
                          IN-THE -MONEY OPTIONS/SARS
                                      AT
                            FISCAL YEAR-END($)(1)
                            ---------------------
         NAME            EXERCISABLE   UNEXERCISABLE
         ----            -----------   -------------
Bobby V. Abraham......        0              0
David W. Cole.........        0              0
Alan J. Cyron.........        0              0
Arrigo D. Jezzi.......        0              0
Robert E. McClain.....        0              0

---------------

(1) The value of the options/SARs on December 27, 1998 is based on the average of the high and low sales prices per share of the Common Stock as reported on the NYSE on December 24, 1998 ($2.375). None of the outstanding options or SARs were in the money at December 27, 1998.


COMPENSATION OF DIRECTORS

FEES. Directors who are employees of the Company do not receive any fees for their services as directors. Directors who are not employees of the Company are paid an annual retainer of $13,000 for serving on the Board of Directors and $2,500 for serving on a committee of the Board of Directors. Each nonemployee director receives an additional fee of $1,000 per day for attending each meeting of the Board of Directors and $750 for attending each meeting of a committee of the Board of Directors. A nonemployee director serving as a committee chairman receives an additional $1,000 per annum.

OPTIONS. Directors who are not employees of the Company are eligible to receive grants of options to purchase Common Stock under the Company's Stock Option Plan for Non-Employee Directors (the "Director Plan"). Under the Director Plan, each nonemployee director is eligible to automatically receive an option to purchase 5,000 shares of Common Stock on the first business day following his or her initial election as a director of the Company and thereafter is eligible to receive annually, on the first business day following the date of each annual meeting of stockholders of the Company, an option to purchase 2,000 shares of Common Stock, at an exercise price for all grants equal to the fair market value of the Common Stock on the date of grant. The Board has suspended the Director Plan until the Company emerges from Chapter 11 protection and, as such, no options were granted to Directors in 1998.

EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT   AND  CHANGE - IN - CONTROL
ARRANGEMENTS

CONFIRMATION RETENTION PLAN FOR TOP EIGHT EXECUTIVES. In August 1998, the Company received Bankruptcy Court approval of its Confirmation Retention Plan for Top Eight Executives (the "Confirmation Retention Plan"), which had previously been adopted by the Compensation Committee of the Company's Board of Directors (the "Committee"). The Confirmation Retention Plan is designed to provide additional incentive for the Company's top eight executives to remain with the Company through the conclusion of the Company's Chapter 11 reorganization proceeding and to ensure their continued dedication and efforts without undue concern for their personal financial and employment security in order to expedite the Company's emergence from Chapter 11. In particular, the Confirmation Retention Plan includes a bonus payable to the top eight executives upon emergence from Chapter 11 (the "Confirmation Bonus") and enhanced severance protection, as described below.

In conjunction with the Confirmation Retention Plan, each of the top eight executives of the Company, including Mr. Abraham and the other named executive officers, entered into Employment Agreements with the Company which provide, among other things, that the executives are eligible to participate in the Confirmation Retention Plan. These Employment Agreements supersede any prior employment agreement that any of the top eight executives had with the Company.

Under the Confirmation Retention Plan, the Company shall be obligated to pay the Confirmation Bonus to the eligible executives upon confirmation of a plan of reorganization by the Bankruptcy Court. In order to receive a Confirmation Bonus, an executive must (i) be an active employee of the Company on the date of confirmation of a plan by the Bankruptcy Court, and (ii) must not have been terminated for Cause, as defined in the Confirmation Retention Plan, or have voluntarily resigned from employment on or before the date such Confirmation Bonus is paid. Notwithstanding the foregoing, if an executive's employment with the Company is terminated by reason of death, retirement or disability, or if the executive is terminated for any reason other than Cause, as defined in the Confirmation Retention Plan, the Executive shall receive the Confirmation Bonus if such termination occurs no earlier than three (3) months before the confirmation of a plan of reorganization. If such termination occurs more than three (3) moths before the confirmation of a plan of reorganization, the Board, as defined in the Confirmation Retention Plan, shall have the discretion to award the executive a pro-rata portion of his or her Confirmation Bonus.

The Confirmation Bonus for each eligible executive shall be equal to the executive's then base salary plus any amounts for which the executive qualified under the Company's 1998 Bonus Plan , subject to enhancement based on the date the Bankruptcy Court confirms a plan of reorganization. If a plan of reorganization is confirmed on or before May 15, 1999, the Confirmation Bonus shall be multiplied by a factor of 1.25. For each full month prior to May 15, 1999 that a plan of reorganization is confirmed by the Bankruptcy Court, this enhancement shall be increased by 10 percent. Likewise, for each full month after May 15, 1999 during which a plan of reorganization is confirmed, enhancement shall be decreased by 10 percent to a floor of 1.00 times the Confirmation Bonus should a plan be confirmed on or after July 16, 1999. A minimum aggregate Confirmation Bonus of $2 million shall be immediately paid in cash upon consummation of the plan of reorganization. If the aggregate of all the executives' Confirmation Bonuses exceeds $2 million, the Board shall pay any or all of the excess in common stock of the Company unless the Board determines, in its complete discretion, to pay such amount in cash. Any stock received as part of the Confirmation Bonus shall be fully vested, and the Company shall provide a loan program, secured solely by the shares of stock issued, to assist recipients of the stock with any tax liabilities arising from the receipt of the stock.

The Confirmation Retention Plan also contains a severance program pursuant to which an eligible executive shall be entitled to receive severance benefits from the Company equal to two times base salary, plus a continuation of benefits for two years, upon a Board Requested Termination, Resignation for Good Reason, or upon a termination based on Permanent Disability or death (each such capitalized term as defined in the Confirmation Retention Plan). In general, severance benefits shall be paid in a lump sum on the last day of employment. No severance benefits shall be paid upon a termination for Cause or upon voluntary termination of employment for any reason other than very limited circumstances specified in the Confirmation Retention Plan

Under the Confirmation Retention Plan, an executive may voluntarily resign and still receive severance benefits if (i) the Company does not make an offer to the executive of continued employment of at least one additional year during the tenth month after confirmation of a plan of reorganization; (ii) the Company does make such an offer, but such offer contains terms that would provide the executive with the option to Resign for Good Reason; or (iii) the executive Resigns for Good Reason. Should the Company make an offer to the executive of continued employment of at least one additional year during the tenth month after confirmation of a plan, which offer does not contain terms that would provide the executive with the option to Resign for Good Reason, and the executive resigns anyway, then the executive shall receive a lump sum equal to only one times the executive's base salary upon termination of employment. The remainder of the severance benefits shall be paid in 12 monthly installments and shall be reduced in an amount equal to the salary compensation received by the executive due to other employment, including fees from consulting services.

In addition to the above, the terms of the individual employment agreements with the top eight executives also require that each executive diligently perform all acts and duties and furnish such services as are customary for the position that such executive holds. Each of the top eight executives must also comply with a noncompete provision contained in their respective employment agreements which runs during the tenure of the executive's employment and for a period of two years thereafter. Each of the top eight executives was also required, as part of their respective employment agreements, to enter into a confidentiality agreement with the Company. A breach by the executive of his or her obligations under either the employment agreement or the confidentiality agreement will result in a forfeiture of the executive's rights under their employment agreement and will make the executive ineligible to participate in the Confirmation Retention Plan.

1993 LONG-TERM PLAN. In the event of a merger, consolidation or acquisition of the Company, a sale or transfer of all or substantially all of the Company's assets, a tender or exchange offer for shares of Common Stock (other than offers by the Company) or other reorganization, as a result of which the Company is not likely to continue as an independent, publicly owned corporation, the 1993 Long-Term Plan provides that the Committee may take such action as it determines necessary or advisable, and fair and equitable to participants, with respect to stock options, SARs and other awards under the 1993 Long-Term Plan. In addition, shares of restricted stock awarded for 1995 in lieu of cash bonuses will become fully exercisable, subject to certain exceptions, in the event of certain mergers or consolidations involving the Company, a sale, lease, exchange or other transfer of all or substantially all of the Company's assets or a liquidation or dissolution of the Company.

1995 INCENTIVE PLAN. In the event of certain mergers or consolidations involving the Company, a sale, lease, exchange or other transfer of all or substantially all of the Company's assets or a liquidation or dissolution of the Company, outstanding options, SARs and restricted stock under the 1995 Incentive Plan will become fully exercisable, subject to certain exceptions. In addition, the Committee may take such further action as it deems necessary or advisable, and fair to participants, with respect to outstanding awards under the 1995 Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 27, 1998, members of the Committee were Adrian D.P. Bellamy (Chairman), Thomas B. Boklund and Robert L. Schuyler. No executive officers or employees of the Company served on the Compensation Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Committee, as noted above, is composed entirely of nonemployee directors. The Committee is responsible for establishing and administering the Company's executive compensation programs.

COMPENSATION POLICIES

The Committee establishes compensation according to the following guiding principles:

(a) Compensation should be directly linked to the Company's operating and financial performance.

(b) Total compensation should be competitive when compared to compensation levels of executives of companies against which the Company competes for management.

(c) Performance-related pay should be a significant component of total compensation, placing a substantial portion of an executive's compensation at risk.

COMPENSATION PRACTICES

Compensation for executives includes base salary, annual bonuses and long-term incentive awards, including stock options, SARs and restricted stock awards. Consistent with the above principles, a substantial proportion of executive compensation depends on Company performance and on enhancing stockholder value.

BASE SALARY. The Company uses externally-developed compensation surveys to assign a competitive salary range to each salaried position, including executive positions. The companies included in the survey are selected by the Company's outside compensation consultants and include companies engaged in nondurable manufacturing with annual revenues of between $400 million and $1 billion.

The Committee sets actual base salary levels for the Company's executives based on recommendations by management. The Committee bases its decisions on the executive's performance, the executive's position in the salary range, the executive's experience and the Company's salary budget.

ANNUAL BONUS. The Company employs a formal system for developing measures of and evaluating executive performance. Bonuses are determined with reference to quantitative measures established by the Committee each year. At the beginning of each year, the Committee also approves performance targets relating to the quantitative measures that, if achieved, will establish a bonus pool equal to the sum of the individual target bonuses for all executives. The Committee also establishes performance targets that could result in a range of bonus payouts from a minimum of zero to a maximum bonus payout of 200 percent of target bonus. At the end of the year, Company performance, as compared to the quantitative measures described above, determines the bonus pool for the executive group. Target bonuses for individual executives are in the range of 25 percent to 60 percent of base salary. The Committee retains the discretion to adjust any individual bonus if deemed appropriate.

In the event Company performance exceeds the performance targets established for the maximum 200 percent bonus payout, the bonus pool is funded in excess of such 200 percent payout. Such excess bonus funding is retained by the Company and may be paid out, at the Committee's discretion, in any year in which performance targets are not achieved, if the Committee determines such event to be the result of factors unrelated to management performance.

In 1998, the quantitative measure for bonus payments was earnings before interest, taxes, depreciation and amortization ("EBITDA"). The maximum possible bonus payout was 200 percent of target. The Company's performance in fiscal 1998, with EBITDA of $58.4 million, satisfied the quantitative measures designed to fund bonuses at 187.3 percent of target, and the Committee accordingly awarded such bonuses.

As a result of the Chapter 11 filing, and in recognition of the need to drive the operating performance of the Company and to incent employees to remain with the Company throughout the course of the Chapter 11 proceeding, the Committee altered the Company's existing incentive compensation plans. The revised plans include (i) a retention incentive for employees of the Company, other than the top eight executives, following the Chapter 11 filing and (ii) the Confirmation Retention Plan described above. These revised plans were approved by the Bankruptcy Court in August 1998.

For 1999, the Committee has determined that the quantitative measure for bonus payments will again be EBITDA. The plan will provide minimum and target payout levels. There is no upward limit on the maximum payout level.

LONG-TERM INCENTIVES. Long-term incentives are designed to link management reward with the long-term interests of the Company's stockholders. Through 1997, the Committee granted stock options, stock appreciation rights ("SARs") and restricted stock as long-term incentives. Individual stock option awards and

SARs were based on level of responsibility, the Company's stock ownership objectives for management and upon the Company's performance versus the financial performance objectives set each year for the annual bonus plan described above. The Company's long-term performance ultimately determines the level of compensation resulting from stock options and SARs, since stock option and SAR value is entirely dependent on the long-term growth of the Common Stock price.

In 1998, the Committee determined, in connection with the Confirmation Retention Plan described above, that in light of the uncertainties associated with the Chapter 11 process, the Company should discontinue future stock option, SAR grants and restricted stock awards until its emergence from Chapter 11 and, as such, no options, SARs or restricted stock awards were granted to employees for 1998.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the Company's ability to deduct compensation in excess of $1 million paid during a tax year to the Chief Executive Officer and the four other highest paid executive officers of the Company. Certain performance-based compensation is not subject to such deduction limit. Total 1998 compensation for Mr. Abraham exceeded $1 million. The Company intends, at the appropriate time, to qualify stock option and SAR awards for the "performance-based" exception to the $1 million limitation on deductibility and otherwise to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market of executive talent.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Abraham has served as the Company's Chief Executive Officer since its initial public offering in February 1993. Prior to such time, Mr. Abraham was in charge of the Company's operations as a division of Weyerhaeuser. Mr. Abraham's base salary was realigned in 1996 from prior year levels to $500,000. Pursuant to Mr. Abraham's previous employment agreement entered into at the time of the Company's initial public offering, as amended and restated in 1997, and pursuant to the discretion afforded the Board and the Committee pursuant to Mr. Abraham's current Employment Agreement described above (SEE "--CONFIRMATION RETENTION PLAN FOR TOP EIGHT EXECUTIVES"), Mr. Abraham is entitled to receive additional deferred compensation for the first seven years of service as Chief Executive Officer equal to 20 percent of his base salary and incentive awards. As such, a reserve of $216,048 was taken by the Company which represents Mr. Abraham's deferred compensation award for 1998.

Given the challenges presented by the Company's Chapter 11 filing, the Committee determined to pay all 1998 bonuses based on the corporate EBITDA performance factor, with no adjustment for personal performance. Mr. Abraham's target bonus was $300,000. Based on the Company's EBITDA performance, Mr. Abraham received a 1998 bonus payout of $561,690. Mr. Abraham will also participate in any Confirmation Bonus payable under the Confirmation Retention Plan described above. SEE "--CONFIRMATION RETENTION PLAN FOR TOP EIGHT EXECUTIVES."

The Committee has discontinued the use of annual grants of stock options, SARs and restricted stock as incentive compensation for Mr. Abraham until the Company emerges from Chapter 11 protection. In the past, annual stock option grants were determined by reference to the external compensation survey data discussed above, as well as the Company's performance versus the financial performance objectives set each year for the annual bonus plan described above.

COMPENSATION COMMITTEE


Adrian D.P. Bellamy, Chairman
Thomas B. Boklund
Robert L. Schuyler

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on the Common Stock during the period beginning on December 26, 1993 and ending on December 27, 1998, the last day of the Company's 1998 fiscal year, with the cumulative total return on the Standard & Poor's 500 Index and the combined Value Line Household Products and Toiletries/Cosmetics Indices (weighted equally). The comparison assumes $100 was invested on December 26, 1993 in the Common Stock, the Standard & Poor's 500 Index and the combined Value Line Household Products and Toiletries/Cosmetics Indices and assumes reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

[OBJECT OMITTED]
                                PERFORMANCE GRAPH DATA POINTS

                                             CUMULATIVE TOTAL RETURN AS OF:
                                             ------------------------------
NAME                             26-DEC-93 25-DEC-94 31-DEC-95 29-DEC-96  28-DEC-97 27-DEC-98
----                             --------- --------- --------- ---------  --------- ---------

PARAGON TRADE BRANDS, INC.          100.00    44.92     79.24     101.70     43.64      7.20
Standard & Poor's 500               100.00   101.60    139.71     172.18    229.65    294.87
Combined Value Line                 100.00   109.45    147.08     196.16    269.10(1) 305.20
  Household Products and
  Toiletries/Cosmetics Indices

----------

(1) Tambrands, Inc. ("Tambrands") was a member of the Combined Value Line Household Products and Toiletries/Cosmetics Indices ("Peer Group") for the years 1993-1996. Tambrands was acquired by P&G during 1997 and total return data for 1997 is not available. Tambrands was removed from the Value Line Household Products and Toiletries/Cosmetics Indices as of 1997.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock as of March 31, 1999, by (a) each stockholder known by the Company to be the beneficial owner of more than 5 percent of the Common Stock, (b) the Company's directors, (c) the Company's named executive officers, as defined herein, and
(d) all the Company's directors and executive officers, as a group. Each of the named persons and members of the group has sole voting and investment power with respect to the shares shown, except as otherwise stated.


                                                                BENEFICIAL OWNERSHIP
                                                                --------------------
                                                 AMOUNT AND NATURE OF              PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP             OUTSTANDING
------------------------------------             --------------------             -----------

Wellington Management Company, LLP........             1,637,800 (1)                 13.71%
  75 State Street
  Boston, MA  02109

Vanguard Specialized Funds ...............
  Vanguard Health Care Fund                            1,124,100 (2)                  9.41%
  P.O. Box 2600
  Valley Forge, PA  19482-2600

Capital Guardian Trust Company............             1,042,700 (3)                  8.73%
  333 South Hope Street, 55th Floor
  Los Angeles, CA  90071

Appaloosa Management L.P..................               965,200 (4)                  8.08%
  26 Main Street, 1st Floor
  Chatam, NJ  07928

Bobby V. Abraham..........................               282,563 (5)                  2.32%
Adrian D.P. Bellamy.......................                12,000 (6)                   *
Thomas B. Boklund.........................                14,000 (7)                   *
Robert L. Schuyler........................                13,100 (7)                   *
David W. Cole.............................               149,505 (8)                  1.24%
Alan J. Cyron.............................                62,241 (9)                   *
Arrigo D. Jezzi...........................                35,198 (10)                  *
Robert E. McClain.........................                 5,017 (11)                  *
All directors and executive officers as a
group (10 persons) .......................               602,985 (12)                 4.84%

---------------

*   Represents holdings of less than 1%.

(1) Wellington Management Company, LLP has shared power to vote 513,700 shares and shared power to dispose of 1,637,800 shares of Common Stock, based on a
Schedule 13G filed with the SEC and dated January 29, 1999.

(2) Vanguard Specialized Funds - Vanguard Health Care Fund has sole power to vote 1,124,100 shares and shared power to dispose of 1,124,100 shares of Common Stock, based on a Schedule 13G filed with the SEC and dated February 10, 1999.

(3) Capital Guardian Trust Company has sole power to vote 1,042,700 shares and sole power to dispose of 1,042,700 shares of Common Stock, based on a Schedule 13G filed with the SEC and dated February 8, 1999.


(4) Appaloosa Management L.P. ("AMLP") has sole power to vote 965,200 shares and sole power to dispose of 965,200 shares of Common Stock, based on a Schedule 13G filed with the SEC and dated February 5, 1999. AMLP is the general partner of Appaloosa Investment Limited Partnership I, the investment advisor to Palomino Fund Ltd., and the managing member of Tersk LLC, which are the holders of record of the reported securities (419,947, 491,765 and 53,488 shares, respectively). David A. Tepper is the sole stockholder and president of Appaloosa Partners Inc. ("API"). API is the general partner of AMLP, and Mr. Tepper owns a majority of the limited partnership interests of AMLP.

(5) Includes options to purchase 229,160 shares of Common Stock, exercisable within 60 days of the date hereof.

(6) Includes options to purchase 9,000 shares of Common Stock, exercisable within 60 days of the date hereof.

(7) Includes options to purchase 13,000 shares of Common Stock, exercisable within 60 days of the date hereof.

(8) Includes options to purchase 132,500 shares of Common Stock, exercisable within 60 days of the date hereof.

(9) Includes options to purchase 38,750 shares of Common Stock, exercisable within 60 days of the date hereof.

(10) Includes options to purchase 20,000 shares of Common Stock, exercisable within 60 days of the date hereof, and stock appreciation rights on 12,500 shares of Common Stock, exercisable within 60 days of the date hereof.

(11) Includes stock appreciation rights on 10,000 shares of Common Stock exercisable within 60 days of the date hereof.

(12) Includes options to purchase 476,820 shares of Common Stock, exercisable within 60 days of the date hereof, and stock appreciation rights on 22,500 shares of Common Stock exercisable within 60 days of the date of this document.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                               PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants

         Consolidated Earnings (Loss) Statements for the three years in the period ended December 27, 1998

         Consolidated  Balance  Sheets as of  December 27, 1998 and December 28,
         1997

         Consolidated Statements of Cash Flows for the three years in the period ended December 27, 1998

         Consolidated Statements of Comprehensive Income for the three years in the period ended December 27, 1998

         Consolidated Statements of Changes in Shareholders' Equity for the three years in the period ended December 27, 1998

         Notes to Financial Statements

         FINANCIAL STATEMENT SCHEDULE:
         Schedule II:  Valuation and Qualifying Accounts

(b) The registrant filed no Reports on Form 8-K during the fiscal quarter ended December 27, 1998.

(c)     EXHIBITS

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

        Exhibit 10.2        Intellectual Property Agreement, dated as of February 2, 1993, between
                            Weyerhaeuser and Paragon 1

        Exhibit 10.3        License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4        Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5        Technology Agreement, dated as of October 15, 1987, by and between
                            Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6.1      Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                            October 22, 1997 9

        Exhibit 10.7*       Stock Option Plan for Non-Employee Director 1

        Exhibit 10.8*       Annual Incentive Compensation Plan 1

        Exhibit 10.9*       1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Bobby V. Abraham 12

        Exhibit 10.11*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            David W. Cole 12

        Exhibit 10.12*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Alan J. Cyron 12

        Exhibit 10.13*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Arrigo D. (Rick) Jezzi 12



        Exhibit 10.14*      Employment agreement, dated as of August 11, 1998, between Paragon and
                            Robert E. McClain 12

        Exhibit 10.15*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Catherine O. Hasbrouck 12

        Exhibit 10.16*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Kevin P. Higgins 12

        Exhibit 10.17*      1995 Incentive Compensation Plan5

        Exhibit 10.18*      Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight
                            Executives and Summary Plan Description 12

        Exhibit 10.19       Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.19.1     Amendment  Agreement,  dated  December  13, 1996,  to Amended and  Restated  Credit  Agreement, dated as of February 6, 1996 8

        Exhibit 10.20       Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                            a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                            Named Herein, as Guarantors, the Banks Party hereto, and Chase Manhattan
                            Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                            Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                            dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                            and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998) 10

        Exhibit 10.20.1     Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            September 28, 1998

        Exhibit 10.21       Security and Pledge Agreement, dated as of January 7, 1998 10

        Exhibit 10.22       Revolving Canadian Credit Facility and Parent Guarantee 2

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

        Exhibit 10.26**     Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                            Corporation and Paragon Trade Brands, Inc.7

        Exhibit 10.26.1**   Sales  Contract,  dated as of  April  30, 1998, between Clariant Corporation and Paragon Trade Brands, Inc. 11

        Exhibit 10.27       Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                            Brands, Inc., dated as of October 1, 1996 8


        Exhibit 10.28       Settlement Agreement, dated as of February 2, 1999 between Paragon Trade
                            Brands, Inc. and The Procter & Gamble Company.

        Exhibit 10.29       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.30       Canadian  License  Agreement,   dated  as  of February  2,  1999  between
                            The  Procter  &  Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.31       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.32       Canadian  License  Agreement, dated  as  of  February  2,  1999  between
                            The  Procter  &  Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.33       Settlement  Agreement,  dated as of March 19, 1999 between Kimberly-Clark  Corporation and Paragon
                            Trade Brands, Inc.

        Exhibit 10.34       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999

        Exhibit 10.35       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999

        Exhibit 11          Computation of Per Share Earnings (See Note 17 to Financial Statements)

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

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 1999.

                                                   PARAGON TRADE BRANDS, INC.


                                                   By:    /S/  BOBBY V. ABRAHAM
                                                       -------------------------
                                                       Bobby V. Abraham
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 12th day of April, 1999.



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

        Exhibit 10.2        Intellectual Property Agreement, dated as of February 2, 1993, between
                            Weyerhaeuser and Paragon 1

        Exhibit 10.3        License, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.4        Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon 1

        Exhibit 10.5        Technology Agreement, dated as of October 15, 1987, by and between
                            Weyerhaeuser and Johnson and Johnson, as amended 1

        Exhibit 10.6.1      Letter Supply Agreement between Weyerhaeuser and Paragon dated as of
                            October 22, 1997 9

        Exhibit 10.7*       Stock Option Plan for Non-Employee Directors 1

        Exhibit 10.8*       Annual Incentive Compensation Plan 1

        Exhibit 10.9*       1993 Long-Term Incentive Compensation Plan 1

        Exhibit 10.10*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Bobby V. Abraham 12

        Exhibit 10.11*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            David W. Cole 12

        Exhibit 10.12*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Alan J. Cyron 12

        Exhibit 10.13*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Arrigo D. (Rick) Jezzi 12

        Exhibit 10.14*      Employment agreement, dated as of August 11, 1998, between Paragon and
                            Robert E. McClain 12

        Exhibit 10.15*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Catherine O. Hasbrouck 12

        Exhibit 10.16*      Employment Agreement, dated as of August 11, 1998, between Paragon and
                            Kevin P. Higgins 12

        Exhibit 10.17*      1995 Incentive Compensation Plan 5



        Exhibit 10.18*      Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight
                            Executives and Summary Plan Description 12

        Exhibit 10.19       Amended and Restated Credit Agreement, dated as of February 6, 1996 7

        Exhibit 10.19.1     Amendment  Agreement,  dated  December  13, 1996,  to Amended and
                            Restated  Credit  Agreement,  dated as of February 6, 1996 8

        Exhibit 10.20       Revolving Credit and Guaranty Agreement Among Paragon Trade Brands, Inc.,
                            a Debtor-in-Possession, as Borrower, the Subsidiaries of the Borrower
                            Named Herein, as Guarantors, the Banks Party hereto, and Chase Manhattan
                            Bank, as Agent, dated as of January 7, 1998, as Amended (Conformed to
                            Reflect the First Amendment to the Revolving Credit and Guaranty Agreement
                            dated as of January 30, 1998, the Second Amendment to the Revolving Credit
                            and Guaranty Agreement dated as of March 23, 1998, and the Third Amendment to Revolving Credit and Guaranty Agreement dated as of April 15, 1998) 10

        Exhibit 10.20.1     Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            September 28, 1998

        Exhibit 10.21       Security and Pledge Agreement, dated as of January 7, 1998 10

        Exhibit 10.22       Revolving Canadian Credit Facility and Parent Guarantee 2

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

        Exhibit 10.26**     Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                            Corporation and Paragon Trade Brands, Inc. 7

        Exhibit 10.26.1**   Sales  Contract,  dated as of  April  30, 1998, between Clariant
                            Corporation and Paragon Trade  Brands, Inc. 11

        Exhibit 10.27       Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                            Brands, Inc., dated as of October 1, 1996 8

        Exhibit 10.28       Settlement Agreement, dated as of February 2, 1999 between Paragon Trade
                            Brands, Inc. and The Procter & Gamble Company.

        Exhibit 10.29       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.30       Canadian  License  Agreement,   dated  as  of February  2,  1999  between
                            The  Procter  &  Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.31       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc.

        Exhibit 10.32       Canadian  License  Agreement,   dated  as  of February  2,  1999  between
                            The  Procter  &  Gamble  Company and Paragon Trade Brands, Inc.


        Exhibit 10.33       Settlement  Agreement,  dated as of March 19, 1999 between Kimberly-Clark
                            Corporation and Paragon Trade Brands, Inc.

        Exhibit 10.34       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999

        Exhibit 10.35       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999

        Exhibit 11          Computation of Per Share Earnings (See Note 17 to Financial Statements)

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

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.