Form 10-Q
period 1999-03-28
PARAGON TRADE BRANDS INC
filed 1999-05-12
CIK 889429

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended March 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                     91-1554663
  ---------------------------------                   -------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

                             180 Technology Parkway
                             Norcross, Georgia 30092
                  --------------------------------------------
                    (Address of principal executive offices)


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

The number of shares outstanding of the registrant's common stock was 11,946,226 shares ($.01 par value) as of March 28, 1999.


                                                                          Page 1
                                                        Exhibit Index on Page 42

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 28, 1999


                                                                                                           Page No.
                                                                                                           --------

                                         PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                         3
                           Consolidated Statements of Operations                                               3
                           Consolidated Balance Sheets                                                         4
                           Consolidated Statements of Cash Flows                                               5
                           Notes to Financial Statements                                                       6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                  21
                  Operations

Item 3.           Quantitative and Qualitative Disclosure about Market Risk                                   31

                                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           31
Item 2.           Changes in Securities                                                                (not applicable)
Item 3            Defaults in Senior Securities                                                               37
Item 4.           Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.           Other Information                                                                    (not applicable)
Item 6.           Exhibits and Reports on Form 8-K                                                            37

                  Signature Page                                                                              41

                  Exhibit Index                                                                               42

                  Exhibits                                                                                    46

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 2)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                          March 28, 1999     March 29, 1998
                                                          --------------     --------------

Sales, net of discounts and allowances ..........            $ 126,244          $ 138,297
Cost of sales ...................................              109,537            110,799
                                                             ---------          ---------
Gross profit ....................................               16,707             27,498
Selling, general and administrative expense .....               21,443             19,052
Research and development expense ................                1,008              1,402
                                                             ---------          ---------
Operating profit (loss) .........................               (5,744)             7,044
Equity in earnings of unconsolidated subsidiaries                  371                924
Interest expense(1) .............................                  102                290
Other income ....................................                  496                424
                                                             ---------          ---------
Earnings (loss) before income taxes and
         bankruptcy costs .......................               (4,979)             8,102
Bankruptcy costs ................................                1,927              1,646
Provision for income taxes ......................                  313                450
                                                             ---------          ---------
Net earnings (loss) .............................            $  (7,219)         $   6,006
                                                             =========          =========


Basic earnings (loss) per common share ..........            $    (.60)         $     .50
                                                             =========          =========
Diluted earnings (loss) per common share ........            $    (.60)         $     .50
                                                             =========          =========
Dividends paid ..................................            $      --          $      --
                                                             =========          =========

(1)Contractual Interest .........................            $   1,335          $   1,550
                                                             =========          =========







See Accompanying Notes to Financial Statements

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (NOTE 2)

                                                                     March 28, 1999                  December 27, 1998
                                                                     --------------                  -----------------

ASSETS
Cash and short-term investments.........................              $     25,274                     $     22,625
Receivables.............................................                    59,324                           79,156
Inventories.............................................                    51,999                           53,282
Current portion of deferred income taxes................                     3,334                            4,260
Prepaid expenses........................................                     5,082                            4,323
                                                                      ------------                     ------------
     Total current assets...............................                   145,013                          163,646
Property and equipment..................................                   102,202                          106,200
Construction in progress................................                    28,003                           19,626
Assets held for sale....................................                     1,463                            4,691
Investment in unconsolidated subsidiary, at cost........                    22,743                           22,743
Investment in and advances to unconsolidated
     subsidiaries, at equity............................                    67,537                           66,041
Goodwill                                                                    32,340                           32,819
Other assets............................................                    13,308                           13,521
                                                                      ------------                     ------------
     Total assets ......................................              $    412,609                     $    429,287
                                                                      ============                     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Checks issued but not cleared...........................              $      8,014                     $     12,433
Accounts payable........................................                    32,264                           32,416
Accrued liabilities.....................................                    29,994                           33,646
                                                                      ------------                     ------------
Total current liabilities...............................                    70,272                           78,495
Liabilities subject to compromise (Note 9)..............                   406,527                          406,859
Deferred income taxes...................................                     4,797                            5,773
                                                                      ------------                     ------------
     Total liabilities..................................                   481,596                          491,127

Commitments and contingencies (Notes 1 and 11)

Shareholders' deficit:
Preferred stock:  Authorized 10,000,000 shares,
     no shares issued, $.01 par value...................                        --                               --
Common stock:  Authorized 25,000,000 shares,
     issued 12,384,975 and 12,378,616
     shares, $.01 par value.............................                       124                              124
Capital surplus.........................................                   143,728                          143,918
Accumulated other comprehensive loss....................                    (1,532)                          (1,840)
Retained deficit........................................                  (200,977)                        (193,758)
Less:  Treasury stock, 438,750 and 429,696
     shares, at cost                                                       (10,330)                         (10,284)
                                                                      ------------                     ------------
     Total shareholders' deficit........................                   (68,987)                         (61,840)
                                                                      ------------                     ------------
     Total liabilities and shareholders' deficit........
                                                                      $    412,609                     $    429,287
                                                                      ============                     ============


See Accompanying Notes to Financial Statements.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)

                                                                  Thirteen Weeks Ended
                                                                  --------------------
                                                            March 28, 1999    March 29, 1998
                                                            --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .............................              $ (7,219)         $  6,006
Non-cash charges (benefits) to earnings:
     Depreciation and amortization ..............                 8,436             8,494
     Deferred income taxes ......................                   (50)              (34)
     Equity in earnings of unconsolidated
         subsidiaries ...........................                  (370)             (602)
Changes in operating assets and liabilities:
     Accounts receivable ........................                16,988               535
     Inventories and prepaid expenses ...........                   524              (130)
     Accounts payable ...........................                  (152)           25,506
     Checks issued but not cleared ..............                (4,419)           (4,999)
     Pre-petition reclamation payment
         authorized by court ....................                  (332)               --
     Accrued liabilities ........................                (3,888)            1,142
Other ...........................................                  (782)           (1,812)
                                                               --------          --------
     Net cash provided by operating activities...                 8,736            34,106
                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment .........               (11,085)           (3,411)
Proceeds from sale of property and equipment ....                 4,800             3,408
Proceeds from sale of Changing Paradigms, Inc....                   350                --
Investment in and advances to unconsolidated
     subsidiaries, at equity ....................                  (800)           (2,488)
Other ...........................................                   648            (2,036)
                                                               --------          --------
     Net cash used by investing activities ......                (6,087)           (4,527)
                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings ...........                    --               470
                                                               --------          --------
     Net cash provided by financing
          activities ............................                    --               470
                                                               --------          --------

NET INCREASE IN CASH ............................                 2,649            30,049
Cash at beginning of period .....................                22,625               991
                                                               --------          --------
Cash at end of period ...........................              $ 25,274          $ 31,040
                                                               ========          ========

Cash paid (received) during the period for:
     Interest, net of amounts capitalized .......              $    102          $  1,010
                                                               ========          ========
     Income taxes ...............................              $    464          $    840
                                                               ========          ========
     Bankruptcy costs ...........................              $  1,323          $    413
                                                               ========          ========


See Accompanying Notes to Financial Statements.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1998
         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 1:           CHAPTER 11 PROCEEDINGS

On January 6, 1998, Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

The Procter & Gamble Company ("P&G") had filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company's disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Official Committee of Equity Security Holders and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. The Company cannot predict at this time the effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on a plan of reorganization for the Company. The Company believes, however, that it may not be possible to satisfy in full all of the claims against the Company. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (the "Equity Committee" and together with the Creditors' Committee, the "Committees"), including professional fees, to the extent allowed by the Bankruptcy Court.

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

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc., which was sold in October of 1998. The following information summarizes the combined results of operations for the thirteen-week periods ended March 28, 1999 and March 29, 1998, as well as the combined balance sheets as of March 28, 1999 and December 27, 1998 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                     March 28, 1999                   March 29, 1998
                                                                     --------------                   --------------

Sales, net of discounts and allowances................                $      8,467                     $     14,802
Gross profit..........................................                $      1,174                     $      2,431
Earnings before income taxes..........................                $      1,547                     $      2,148
Net earnings..........................................                $      1,284                     $      1,664

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                                     March 28, 1999                 December 27, 1998
                                                                     --------------                 -----------------

Current assets........................................                $     17,444                     $     17,863
Non-current assets....................................                $     55,657                     $     54,734
Current liabilities...................................                $      4,710                     $      5,700
Non-current liabilities...............................                $      8,427                     $      8,495


NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying consolidated balance sheet as of December 27, 1998, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs. The results of operations for the thirteen week period ending March 28, 1999 should not be regarded as necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 11, the Company is unable to predict when it will submit a plan of reorganization that will be acceptable to the Bankruptcy Court. In the event a plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to successfully execute the underlying business plan. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in the quarter ended March 28, 1999, and it did not have a material impact on the financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the quarter ended March 28, 1999, and the equity in earnings of unconsolidated subsidiaries included $519 in charges as a result of the adoption of the statement.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform them to the current year's presentation.


NOTE 3:           BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                        March 28, 1999             March 29, 1998
                                                                        --------------             --------------

Professional fees.....................................                  $        1,897             $        1,590
Amortization of DIP Credit Facility
     Deferred financing costs.........................                             204                         --
Other.................................................                               1                         88
Interest Income.......................................                            (175)                       (32)
                                                                        --------------             --------------
                                                                        $        1,927             $        1,646
                                                                        ==============             ==============


NOTE 4:           INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $313 and $450 during the periods ended March 28, 1999 and March 29, 1998, respectively. The Company recorded an income tax benefit of approximately $3,000 during the period ended March 28, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1,800 during the period ended March 29, 1998, which was offset by a reduction in the valuation allowances.


NOTE 5:           COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                         March 28, 1999             March 29, 1998
                                                                         --------------             --------------

Net income (loss).....................................                     $    (7,219)               $     6,006
Foreign currency translation adjustment...............                             308                         12
                                                                           -----------                -----------
Comprehensive income (loss)...........................                     $    (6,911)               $     6,018
                                                                           ===========                ===========


NOTE 6:           RECEIVABLES

Receivables consist of the following:

                                                                         March 28, 1999            December 27, 1998
                                                                         --------------            -----------------

Accounts receivable - trade...........................                     $    57,614                $    71,079
Other receivables.....................................                          12,658                     16,777
                                                                           -----------                -----------
                                                                                70,272                     87,856
Less:  Allowance for doubtful accounts................                         (10,948)                    (8,700)
                                                                           -----------                -----------
Net receivables.......................................                     $    59,324                $    79,156
                                                                           -----------                -----------

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7:           INVENTORIES

Inventories consist of the following:
                                                                         March 28, 1999            December 27, 1998
                                                                         --------------            -----------------

LIFO:
         Raw materials - pulp.........................                     $       295                $       232
         Finished goods...............................                          28,010                     31,417
FIFO:
         Raw materials - other........................                           8,196                      7,346
         Materials and supplies.......................                          21,821                     20,924
                                                                           -----------                -----------
                                                                                58,322                     59,919
         Reserve for excess and
             obsolete items...........................                          (6,323)                    (6,637)
                                                                           -----------                -----------
Net inventories.......................................                     $    51,999                $    53,282
                                                                           ===========                ===========


NOTE 8:           ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                         March 28, 1999            December 27, 1998
                                                                         --------------            -----------------

Payroll - wages and salaries, incentive awards,
     retirement, vacation and severance pay...........                     $    10,196                $    16,977
Coupons and promotions................................                           6,806                      5,994
Royalties.............................................                           3,836                        718
Other.................................................                           9,156                      9,957
                                                                           -----------                -----------
Total.................................................                     $    29,994                $    33,646
                                                                           ===========                ===========


NOTE 9:           LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise are comprised of the following:

                                                                         March 28, 1999            December 27, 1998
                                                                         --------------            -----------------

Accrued settlement contingency........................                     $   278,500                $   278,500
Bank debt.............................................                          81,397                     81,397
Accounts payable......................................                          39,420                     39,752
Accrued liabilities ..................................                           5,920                      5,920
Deferred compensation.................................                           1,290                      1,290
                                                                           -----------                -----------
                                                                           $   406,527                $   406,859
                                                                           ===========                ===========

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10:          EARNINGS PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                                               Thirteen Weeks Ended
                                                               --------------------
                                                          March 28, 1999   March 29, 1998
                                                          --------------   --------------

         Net earnings (loss) ........................         $(7,219)         $ 6,006
                                                              =======          =======

         Weighted average number of common
               shares used in basic EPS (000's) .....          11,950           11,934
         Effect of dilutive securities:
               Stock options (000's) ................              --               --
                                                              -------          -------

         Weighted average number of common
               shares and potentially dilutive common
               stock in dilutive EPS (000's) ........          11,950           11,934
                                                              =======          =======

         Basic earnings (loss) per common share .....         $  (.60)         $   .50
                                                              =======          =======
         Diluted earnings (loss) per common share ...         $  (.60)         $   .50
                                                              =======          =======

Options to purchase 687,247 and 760,853 shares of common stock outstanding during the periods ending March 28, 1999 and March 29, 1998, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings (loss) per share are the same for the periods ended March 28, 1999 and March 29, 1998 because the computation of diluted earnings
(loss) per share was anti-dilutive.


NOTE 11:          LEGAL PROCEEDINGS

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

The Company believes that the overall effective royalty rate that the Company will pay to K-C will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted.

By Order of the Bankruptcy Court on April 19, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended initially to May 19, 1999. Should no interested party object by May 12, 1999, the Company's exclusivity period will automatically extend to June 19, 1999. If a timely objection is filed, a hearing is scheduled for May 17, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75,000 financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of March 28, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3,604 in letters of credit issued under the DIP Credit Facility at March 28, 1999. The DIP Credit Facility contains customary covenants. The Company for a period of time had been unable to fully comply with

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

certain reporting requirements of such covenants. The Company obtained waivers with respect to these events of default which were effective through May 10, 1999. The Company believes that it is in compliance with the reporting requirements of the DIP Credit Facility. See Note 12. Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

Tracy Patent - The Company had previously received notice from a Ms. Rhonda Tracy that Ms. Tracy believes the Company's diapers infringe a patent issued in August 1998 to Ms. Tracy (U.S. Patent No. 5,797,824). The Company responded, based upon advice of its independent patent counsel, that it believes its products do not infringe any valid claim of Ms. Tracy's patent. On April 29, 1999, the Company received notice that Ms. Tracy had filed suit in the United States District Court for the Northern District of Illinois against K-C, Tyco International, Ltd., Drypers Corporation and a number of the Company's customers, alleging infringement of her patent. The Company was not named as a defendant in this suit. Rather, Ms. Tracy indicated in her April 29, 1999 letter that the Company would be sued upon completion of the current suit. The Company is currently evaluating its options regarding this lawsuit, including, among other things, seeking to intervene in the suit.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

At March 28, 1999, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $3,604 in letters of credit issued under the DIP Credit Facility at March 28, 1999. The DIP Credit Facility contains customary covenants. The Company for a period of time had been unable to fully comply with certain reporting requirements of such covenants. The Company obtained waivers with respect to these events of default which were effective through May 10, 1999. The Company believes that it is in compliance with the reporting requirements of the DIP Credit Facility.

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70,000. Interest was at fixed or floating rates based on the financial institution's cost of funds. Paragon Trade Brands (Canada) Inc. ("PTB Canada") has guaranteed obligations under this revolving credit facility. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50,000 in uncommitted lines of credit. Borrowings under these lines of credit totaled $12,800 at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit.

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

PTB Canada entered into a new $3,000 Cdn operating credit facility with a financial institution dated February 11, 1998. Borrowings under the prior Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of PTB Canada's assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company does not guaranty borrowings under the Canadian operating credit facility. The maximum borrowings under the Canadian operating credit facility are limited to the lesser of $3,000 Cdn or 75 percent of PTB Canada's trade accounts receivable. There were no borrowings outstanding under this operating credit facility on March 28, 1999. See Note 14.


NOTE  13:     SEGMENT REPORTING

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of Changing Paradigms, Inc., which was sold in October of 1998, and the Company's international investment in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment.

Management evaluates the performance of its operating segments separately to individually monitor the different factors impacting financial performance. Segment operating profit is comprised of net sales less cost of sales and selling, general and administrative expense. Loss contingencies and asset impairments are recorded in the appropriate operating segment.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Certain administrative expenses common to all operating segments are currently allocated to the infant care operating segment. International investments, financial costs, such as interest income and expense, and income taxes are managed by, and recorded in, the corporate and other operating segment.

                                                             Feminine
                                                            Care/Adult        Corporate/
Period Ending March 28, 1999                Infant Care    Incontinence         Other             Total
                                            -----------    ------------      -----------        ---------

Net sales                                    $ 123,356       $   2,888       $        --        $ 126,244
Operating profit (loss)                         (2,470)         (3,274)               --           (5,744)


                                                             Feminine
                                                            Care/Adult        Corporate/
Period Ending March 29, 1998                Infant Care    Incontinence         Other             Total
                                            -----------    ------------      -----------        ---------

Net sales                                    $ 131,915       $   1,487       $     4,895        $ 138,297
Operating profit (loss)                         10,030          (3,332)              347            7,044


NOTE 14:          SUBSEQUENT EVENT

On April 30, 1999, the Company announced that its Canadian subsidiary, PTB Canada, would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company anticipates recording a charge to earnings in the second quarter of 1999 in connection with costs related to this action. The Brampton plant employed approximately 113 people. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitions its Canadian customers to its Harmony, Pennsylvania facility. Thereafter, the Company expects that the Brampton facility will operate as a warehouse and distribution facility.

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

      THIRTEEN WEEKS ENDED MARCH 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED
                                 MARCH 29, 1998


CHAPTER 11 PROCEEDINGS

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

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

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Official Committee of Equity Holders (the "Equity Committee") and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "--Risks and Uncertainties" below, and "PART II:
OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and selling, general and administrative expenses ("SG&A") expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "--Risks and Uncertainties."

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1 and 11 of Notes to Financial Statements" and "PART
II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.

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

RESULTS OF OPERATIONS

Net loss was $7.2 million in the first quarter of 1999 compared to net earnings of $6.0 million in the first quarter of 1998. Reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume, product design-related machine changeovers, and increased SG&A expenditures all contributed to the loss in the first quarter of 1999. The first quarter of 1999 results were also negatively impacted by a price concession made to an export customer to address product acceptance issues. Included in the first quarter 1999 results are bankruptcy costs of $1.9 million compared to $1.6 million in the first quarter of 1998.

Basic loss per share in the first quarter of 1999 was $.60 compared to basic earnings per share of $.50 in the first quarter of 1998. Excluding the effects of contractual interest and bankruptcy costs, net of tax, and the tax valuation allowance matters discussed below, basic loss per share was $.32 in the first quarter of 1999 compared to basic earnings of $.35 per share in the first quarter of 1998.

Infant care operating losses were $2.5 million in the first quarter of 1999 compared to an operating profit of $10.0 million in the first quarter of 1998. Lower unit volume, increased product royalties and material costs, the concession discussed above and manufacturing inefficiencies due to lower volume and machine changeovers all contributed to the infant care operating loss.

Feminine care and adult incontinence operating losses were $3.3 million in the first quarters of 1999 and 1998. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "Risks and Uncertainties" herein.

NET SALES

Overall net sales were $126.2 million in the first quarter of 1999 compared to $138.3 million in the first quarter of 1998.

Infant care net sales decreased 6.3 percent to $123.4 compared to $131.9 in the first quarter of 1998. Unit sales decreased 6.6 percent to 826.7 million units compared to 885.4 million units in the first quarter of 1998. The decrease in sales was due to a number of reasons, including certain product performance issues primarily related to the SAP used in diapers and training pants manufactured in late 1998 and early 1999, the discontinuation of shipments to a major customer since mid-1998 due to product design issues, continued competitive pressures and the uncertainties related to the Company's Chapter 11 proceedings. In addition, a price concession was made to an export customer during the first quarter of 1999 to address product acceptance issues.

The Company believes that the product performance issues are being addressed as a result of the conversion to a dual cuff diaper and the introduction of an improved SAP in the first quarter of 1999, both of which have been completed, and other product changes planned for the second quarter of 1999. The Company also believes that shipments to the major customer that had been suspended in 1998 will reach normal levels during the second half of 1999. Volume remained under pressure during the quarter from discounts and promotional allowances by branded manufacturers and value segment competitors. Infant care volume and sales prices are expected to remain under pressure due to product performance and design issues, until remedied, continued competitive initiatives from both national brand and store brand competitors and a prolonged Chapter 11 case. However, the continuing roll-out of an improved Ultra diaper which incorporates stretch tabs and a hook and loop closure system, and the introduction of a new training pant product are expected to increase volume during the second half of 1999.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, excluding the effect of a price concession made to an export customer in the first quarter of 1999 described above, average sales prices during the first quarter of 1999 were higher compared to the first quarter of 1998. It is difficult to predict the amount of the final realization of this price increase due to competitive factors previously discussed and the Company's continuing Chapter 11 case. See "Risks and Uncertainties" herein.

Feminine care and adult incontinence sales nearly doubled to $2.9 million in the first quarter of 1999 compared to $1.5 million in the first quarter of 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing has significantly impacted the ability to attract additional sales. The Company expects this condition to persist until the Company's emergence from Chapter 11. See "Risks and Uncertainties" herein.

Corporate and other net sales of $4.9 million in the first quarter of 1998 relate to Changing Paradigms which was sold in October of 1998.

COST OF SALES

Overall cost of sales in the first quarter of 1999 was $109.5 million compared to $110.8 million in the first quarter of 1998. As a percentage of net sales, cost of sales was 86.8 percent in the first quarter of 1999 compared to 80.1 percent in the first quarter of 1998.

Infant care costs were $103.5 million in the first quarter of 1999 compared to $102.3 million in the first quarter of 1998. As a percentage of net sales, infant care cost of sales was 83.7 percent in the first quarter of 1999 compared to 77.5 percent in 1998. This increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume, increased raw material costs associated with the single cuff product and higher product royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C. Product costs are expected to increase significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of the new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above. These increased costs are expected to be partially offset by manufacturing efficiencies resulting from volume increases anticipated in the second half of 1999 and management cost reduction initiatives.

Infant care raw material prices, primarily pulp, were at lower price levels in the first quarter of 1999 compared to the first quarter of 1998. SAP costs, however, increased during the first quarter of 1999 compared to the first quarter of 1998. Raw material prices, primarily pulp, are expected to increase in 1999.

Infant care depreciation costs were $5.8 million in the first quarter of 1999 compared to $6.6 million in first quarter of 1998.

Feminine care and adult incontinence cost of sales was $6.0 million in the first quarter of 1999 compared to $4.3 million in the first quarter of 1998. As a percentage of net sales, cost of sales was 206.9 percent in the first quarter of 1999 compared to 286.7 percent in the first quarter of 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "Risks and Uncertainties" herein.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $21.4 million in the first quarter of 1999 compared to $19.1 million in the first quarter of 1998. As a percentage of net sales, these expenses were 17.0 percent in the first quarter of 1999 compared to 13.8 percent in 1998. The increase in SG&A is primarily attributable to an increase in promotional spending, information technology and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $1.6 million in the first quarter of 1999 compared to $.8 million in the first quarter of 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. Overall, SG&A expenses are expected to remain at similar levels throughout 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million in the first quarter of 1999 compared to $1.4 million in the first quarter of 1998.

INTEREST EXPENSE

Interest expense was $.1 million in the first quarter of 1999 compared to $.3 million in the first quarter of 1998. There were no borrowings under the DIP credit facility during the first quarter of 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.4 million in the first quarter of 1999 compared to $.9 million in the first quarter of 1998. The decrease in earnings reflects the write-off of capitalized start-up costs and losses associated with the Company's China joint venture.

BANKRUPTCY COSTS

Bankruptcy costs were $1.9 million in the first quarter of 1999 compared to $1.6 million during the first quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.3 and $.5 million during the periods ended March 28, 1999 and March 29, 1998, respectively. The Company recorded an income tax benefit of approximately $3.0 million during the period ended March 28, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1.8 million during the period ended March 29, 1998, which was offset by a reduction in the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, cash flow from earnings (losses) and non-cash charges was $.8 million compared to $13.9 million in the first quarter of 1998.

During the first quarter of 1999, cash flow was positively impacted by a $17.0 million reduction in accounts receivable which offset the impact of operating losses, reductions in checks issued but not cleared and accrued liabilities due to the payment of 1998 incentive based compensation. In the fourth quarter of 1998, receivables increased significantly due primarily to an electronic billing issue related to a few large customers. This issue was corrected and receivables returned to more normal levels in the first quarter of 1999. Cash flow was also positively impacted by $5.2 million of asset sales and the receipt of proceeds from equipment sales in previous quarters.

The cash produced from operations supported capital expenditures of $11.7 million, including approximately $.7 million of computer software and consulting costs, for the first quarter of 1999 compared to $5.4 million, including $2.0 million of computer software and consulting costs in the same period of 1998. The expenditures in the first quarter of 1999 were primarily related to the addition of increased training pant capacity and new product enhancements. Capital spending is expected to be approximately $46.0 million during 1999 which the Company expects will be funded through a combination of internally generated funds and borrowings under the DIP Credit Facility.

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

At March 28, 1999, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $3.6 million in letters of credit issued under the DIP Credit Facility at March 28, 1999. The DIP Credit Facility contains customary covenants. The Company for a period of time had been unable to fully comply with certain reporting requirements of such covenants. The Company obtained waivers with respect to these events of default which were effective through May 10, 1999. The Company believes that it is in compliance with the reporting requirements of the DIP Credit Facility. See "Note 12 of Notes to Financial Statements."

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

The Company's State of Readiness

Most of the Year 2000 issues arising with respect to the Business Systems of the Company have been addressed by replacement of the majority of those systems with SAP R/3 enterprise resource planning software. The SAP software was implemented and operating at the Company's corporate headquarters and in its U.S. infant care plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The SAP implementation should help significantly minimize any Year 2000 related disruptions for approximately 80 percent of the Company's Business Systems at those locations. The Company estimates that the SAP implementation and its other Year 2000 efforts thus far have addressed 80 percent of the critical Year 2000 exposures related to its Business Systems as a whole. The remaining systems are being addressed and are expected to be fully assessed, remediated or replaced, tested and implemented prior to the fourth quarter of 1999. With respect to Business Systems that will not be addressed by the overall SAP implementation, the Company is currently addressing certain issues with certain of its desktop computer operating systems. Approximately half of the desktop computers used by the Company have currently been addressed and the Company expects to complete the remaining half by the end of the second quarter of 1999. Overall, the Company currently anticipates completion of remediation and testing of all of its critical Business Systems by the end of the third quarter of 1999.

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

Costs to Address the Company's Year 2000 Issues

The total costs associated with required modifications to address Year 2000 related issues for the Company is expected to be material to the Company's financial position. The cost of the project through March 28, 1999 was $20.2 million, all of which was related to the SAP implementation. It is not possible to identify what portion of the total SAP cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues with respect to its former Business Systems. The future cost of the Year 2000 project is estimated to be approximately $3.5 million. All of the costs are expected to be funded through operating cash flow and bank borrowings.

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

Reorganization. The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court. The Company cannot predict at this time the effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on a plan of reorganization for the Company. The Company believes, however, that it may not be possible to satisfy in full all of the claims against the Company. Investment in securities of, and claims against, the Company, therefore, should be regarded as highly speculative. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Equity Committee and the Official Committee of Unsecured Creditors (together, the "Committees"), including professional fees, to the extent allowed by the Bankruptcy Court.

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:
Chapter 11 Proceedings."

Termination of License Agreements. The License Agreements with each of P&G and K-C provide that if the related Settlement Agreements are not approved, as specified in each respective agreement, by July 31, 1999 and August 1, 1999, respectively, the P&G License Agreements will become terminable at P&G's option and the K-C License Agreement will terminate automatically. If the P&G and K-C License Agreements are terminated because the respective Settlement Agreements are not approved in a timely manner, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. While the Company intends to vigorously pursue approval of both settlements, it cannot predict when, or if, such approval will be granted. See "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

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

SUBSEQUENT EVENT

On April 30, 1999, the Company announced that its Canadian subsidiary, Paragon Trade Brands (Canada) Inc., would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company anticipates recording a charge to earnings in the second quarter of 1999 in connection with costs related to this action. The Brampton plant employed approximately 113 people. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitions its Canadian customers to its Harmony, Pennsylvania facility. Thereafter, the Company expects that the Brampton facility will operate as a warehouse and distribution facility.

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

NEW ACCOUNTING STANDARD


In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in the quarter ended March 28, 1999, and it did not have a material impact on the financial statements.

In April 1998, the AICPA issued a Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the quarter ended March 28, 1999, and the equity in earnings of unconsolidated subsidiaries included $.5 million in charges as a result of the adoption of the statement.

       ITEM 2. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS: Risks and Uncertainties" above.

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP supplier to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Risks and Uncertainties."

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

Under the terms of the P&G Settlement Agreement, the Company and P&G jointly requested modification of the injunction entered in Delaware District Court so as to allow the Company to begin converting to a dual cuff design pursuant to the License Agreements described above. The injunction was modified as requested on February 22, 1999 and the product conversion is complete. As also provided under the terms of the P&G Settlement Agreement, once a Final Order, as defined therein, has been entered by the Bankruptcy Court approving the settlement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. A hearing on the Company's motion to seek approval from the Bankruptcy Court of this settlement was commenced on March 22 and 23, 1999 and resumed on April 13, 14 and 15, 1999. Closing arguments have been scheduled for June 8, 1999. Both the Equity Committee and K-C have objected to the P&G settlement. The Company intends to continue to pursue approval of the P&G Settlement by the Bankruptcy Court. Should the P&G Settlement Agreement not be approved by a Final Order of the Bankruptcy Court by July 31, 1999, however, the License Agreements described above will become terminable at P&G's option. The Company cannot predict when, or if, such approval will be granted. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS: Risks and Uncertainties" above.

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company has experienced certain product performance issues the Company believes may be related to such SAP. As a result, the Company expects that it will incur increased marketing and SG&A expenditures in 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP would be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

Upon the Effective Date, as defined in the K-C Settlement Agreement, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. The Company has filed a motion with the Bankruptcy Court to seek approval of the settlement and a hearing date has been set for June 9, 10 and 11, 1999. If the K-C Settlement Agreement is not approved by an order of the Bankruptcy Court entered before August 1, 1999, the K-C License Agreement described above will terminate automatically. The Company intends to vigorously pursue approval of the settlement but cannot predict when, or if, such approval will be granted. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Risks and Uncertainties."

By Order of the Bankruptcy Court on April 19, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended initially to May 19, 1999. Should no interested party object by May 12, 1999, the Company's exclusivity period will automatically extend to June 19, 1999. If a timely objection is filed, a hearing is scheduled for May 17, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75,000 financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of March 28, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3.6 million in letters of credit issued under the DIP Credit Facility at March 28, 1999. The DIP Credit Facility contains customary covenants. The Company for a period of time had been unable to fully comply with certain reporting requirements of such covenants. The Company obtained waivers with respect to these events of default which were effective through May 10, 1999. The Company believes that it is in compliance with the reporting requirements of the DIP Credit Facility. See Note
12. Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

Tracy Patent - The Company had previously received notice from a Ms. Rhonda Tracy that Ms. Tracy believes the Company's diapers infringe a patent issued in August 1998 to Ms. Tracy (U.S. Patent No. 5,797,824). The Company responded, based upon advice of its independent patent counsel, that it believes its products do not infringe any valid claim of Ms. Tracy's patent. On April 29, 1999, the Company received notice that Ms. Tracy had filed suit in the United States District Court for the Northern District of Illinois against K-C, Tyco International, Ltd., Drypers Corporation and a number of the Company's customers, alleging infringement of her patent. The Company was not named as a defendant in this suit. Rather, Ms. Tracy indicated in her April 29, 1999 letter that the Company would be sued upon completion of the current suit. The Company is currently evaluating its options regarding this lawsuit, including, among other things, seeking to intervene in the suit.

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


                      ITEM 3. DEFAULTS IN SENIOR SECURITIES

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility and borrowings under its uncommitted lines of credit. See "Note 12 of Notes to Financial Statements."


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

         Exhibit 10.6.1          Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(9)


         Exhibit 10.7*           Stock Option Plan for Non-Employee Directors(1)

         Exhibit 10.8*           Annual Incentive Compensation Plan(1)

         Exhibit 10.9*           1993 Long-Term Incentive Compensation Plan(1)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(12)

         Exhibit 10.11*          Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(12)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(12)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(12)

         Exhibit 10.14*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(12)

         Exhibit 10.15*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(12)

         Exhibit 10.16*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(12)

         Exhibit 10.17*          1995 Incentive Compensation Plan(5)

         Exhibit 10.18*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(12)

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

         Exhibit 10.20.1         Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of September 28,
                                 1998(13)

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

         Exhibit 10.26**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(7)

         Exhibit 10.26.1**       Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon
                                 Trade Brands, Inc.(11)

         Exhibit 10.27           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.28           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(13)

         Exhibit 10.29           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.30           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.31           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.32           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.33           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc.(13)

         Exhibit 10.34           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 10.35           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 11              Computation of Per Share Earnings (See Note 10 to Financial Statements)

         Exhibit 27              Financial Data Schedule (for SEC use only)

(b)      Report on Form 8-K dated February 5, 1999.
         Report on Form 8-K dated March 26, 1999.


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

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(13) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

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





May 12, 1999

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

         Exhibit 10.6.1          Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(9)

         Exhibit 10.7*           Stock Option Plan for Non-Employee Directors(1)

         Exhibit 10.8*           Annual Incentive Compensation Plan(1)

         Exhibit 10.9*           1993 Long-Term Incentive Compensation Plan(1)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(12)

         Exhibit 10.11*          Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(12)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(12)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(12)

         Exhibit 10.14*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(12)

         Exhibit 10.15*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(12)

         Exhibit 10.16*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(12)

         Exhibit 10.17*          1995 Incentive Compensation Plan(5)

         Exhibit 10.18*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(12)

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

         Exhibit 10.20.1         Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of September 28,
                                 1998(13)

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

         Exhibit 10.26**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(7)

         Exhibit 10.26.1**       Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon
                                 Trade Brands, Inc.(11)

         Exhibit 10.27           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.28           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(13)

         Exhibit 10.29           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.30           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.31           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.32           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(13)

         Exhibit 10.33           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc.(13)

         Exhibit 10.34           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 10.35           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 11              Computation of Per Share Earnings (See Note 10 to Financial Statements)

         Exhibit 27              Financial Data Schedule (for SEC use only)

(b) Report on Form 8-K dated February 5, 1999. Report on Form 8-K dated March 26, 1999.


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

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(13) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.