Form 10-Q
period 1999-06-27
PARAGON TRADE BRANDS INC
filed 1999-08-11
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended June 27, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,949,714 shares ($.01 par value) as of June 27, 1999.


                                                                          Page 1
                                                        Exhibit Index on Page 47

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 27, 1999



                                                                      PAGE NO.
                                                                      --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                Consolidated Statements of Operations                    3
                Consolidated Balance Sheets                              4
                Consolidated Statements of Cash Flows                    5
                Notes to Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial Condition      22
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk       36

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                36
Item 2. Changes in Securities                                   (not applicable)
Item 3  Defaults Upon Senior Securities                                  42
Item 4. Submission of Matters to a Vote of Security Holders     (not applicable)
Item 5. Other Information                                       (not applicable)
Item 6. Exhibits and Reports on Form 8-K                                 42

        Signature Page                                                   46

        Exhibit Index                                                    47
        Exhibits                                                         51

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                 DATA) (NOTE 2)

                                               THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                          JUNE 27, 1999      JUNE 28, 1998    JUNE 27, 1999    JUNE 28, 1998
                                          -------------      -------------    -------------    -------------
Sales, net of discounts and allowances.       $  117,848        $  126,991        $  244,092      $   265,288
Cost of sales..........................          103,380           102,344           212,917          213,143
                                              ----------        ----------        ----------      -----------
Gross profit...........................           14,468            24,647            31,175           52,145
Selling, general and administrative
        expense........................           19,707            19,900            41,150           38,952
Research and development expense.......              935             1,129             1,943            2,531
Manufacturing operation closing costs..            1,491                 -             1,491                -
                                              ----------        ----------        ----------      -----------
Operating profit (loss)................           (7,665)            3,618           (13,409)          10,662
Equity in earnings of unconsolidated
        subsidiaries...................              750               594             1,120            1,518
Interest expense(1)....................              107                 -               209              290
Other income...........................              519               619             1,015            1,043
                                              ----------        ----------        ----------      -----------
Earnings (loss) before income taxes
        and bankruptcy costs...........           (6,503)            4,831           (11,483)          12,933
Bankruptcy costs.......................            2,538             1,160             4,464            2,806
Provision for (benefit from) income
        taxes..........................             (656)              302              (343)             752
                                              ----------        ----------        ----------      -----------
Net earnings (loss)....................       $   (8,385)       $    3,369        $  (15,604)     $     9,375
                                              ==========        ==========        ===========     ===========


Basic earnings (loss) per common share.       $     (.70)       $      .28        $    (1.31)     $       .79
                                              ==========        ==========        ===========     ===========
Diluted earnings (loss) per common
        share..........................       $     (.70)       $      .28        $    (1.31)     $       .79
                                              ==========        ==========        ===========     ===========
Dividends paid.........................       $        -        $        -        $        -      $         -
                                              ==========        ==========        ===========     ===========

(1)Contractual Interest                       $    1,327        $    1,349        $    2,662      $     2,899
                                              ==========        ==========        ===========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 2)

                                                        JUNE 27, 1999            DECEMBER 27, 1998
                                                        -------------            -----------------
ASSETS
Cash and short-term investments...............           $   23,293                 $   22,625
Receivables...................................               55,177                     79,156
Inventories...................................               50,207                     53,282
Current portion of deferred income taxes......                3,258                      4,260
Prepaid expenses..............................                5,269                      4,323
                                                         ----------                 ----------
    Total current assets......................              137,204                    163,646
Property and equipment........................              100,886                    106,200
Construction in progress......................               25,597                     19,626
Assets held for sale..........................                1,463                      4,691
Investment in unconsolidated subsidiary,
    at cost...................................               22,929                     22,743
Investment in and advances to unconsolidated
    subsidiaries, at equity...................               68,619                     66,041
Goodwill......................................               31,860                     32,819
Other assets..................................               13,784                     13,521
                                                         ----------                 ----------
    Total assets..............................           $  402,342                 $  429,287
                                                         ==========                 ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Checks issued but not cleared.................           $    6,477                 $   12,433
Accounts payable..............................               31,350                     32,416
Accrued liabilities...........................               30,267                     33,646
                                                         ----------                 ----------
    Total current liabilities.................               68,094                     78,495
Liabilities subject to compromise (Note 10)...              406,423                    406,859
Deferred compensation.........................                  211                          -
Deferred income taxes.........................                4,671                      5,773
                                                         ----------                 ----------
    Total liabilities.........................              479,399                    491,127

Commitments and contingencies (Notes 1 and 12)

Shareholders' deficit:
Preferred stock: Authorized 10,000,000 shares,
    no shares issued, $.01 par value..........                    -                          -
Common stock:  Authorized 25,000,000 shares,
    issued 12,388,464 and 12,378,616
    shares, $.01 par value....................                  124                        124
Capital surplus...............................              143,736                    143,918
Accumulated other comprehensive loss..........               (1,225)                    (1,840)
Retained deficit..............................             (209,362)                  (193,758)
Less:  Treasury stock, 438,750 and 429,696
    shares, at cost...........................              (10,330)                   (10,284)
                                                         ----------                 ----------
    Total shareholders' deficit...............              (77,057)                   (61,840)
                                                         ----------                 ----------
    Total liabilities and shareholders'
        deficit...............................           $  402,342                 $  429,287
                                                         ==========                 ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)

                                                                 TWENTY-SIX WEEKS ENDED
                                                        JUNE 27, 1999              JUNE 28, 1998
                                                        -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................             $  (15,604)                $    9,375
Non-cash charges (benefits) to earnings:
    Depreciation and amortization............                17,978                     16,877
    Deferred income taxes....................                  (100)                       (58)
    Equity in earnings of unconsolidated
        subsidiaries.........................                  (815)                      (870)
Changes in operating assets and liabilities:
    Accounts receivable......................                20,107                      1,851
    Inventories and prepaid expenses.........                 2,129                      2,564
    Accounts payable.........................                (4,915)                    30,375
    Checks issued but not cleared............                (5,956)                    (1,259)
    Pre-petition reclamation payment
        authorized by court..................                  (437)                         -
    Accrued liabilities......................                (3,607)                     9,969
Other .......................................                (1,655)                    (2,342)
                                                         ----------                 ----------
    Net cash provided by operating activities                 7,125                     66,482
                                                         ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment......               (12,063)                    (8,425)
Proceeds from sale of property and equipment.                 5,870                      3,413
Investment in Grupo P.I. Mabe, S. A. de C. V.                     -                     (2,779)
Proceeds from sale of Changing Paradigms, Inc.                  350                          -
Investment in and advances to unconsolidated
    subsidiaries, at equity..................                  (800)                    (2,762)
Other .......................................                   186                     (4,534)
                                                         ----------                 ----------
    Net cash used by investing activities....                (6,457)                   (15,087)
                                                         ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings........                     -                       (921)
Pre-petition debt payment authorized by court                     -                     (1,867)
                                                         ----------                 ----------
        Net cash used by financing activities                     -                     (2,788)
                                                         ----------                 ----------

NET INCREASE IN CASH.........................                   668                     48,607
Cash at beginning of period..................                22,625                        991
                                                         ----------                 ----------
Cash at end of period........................            $   23,293                 $   49,598
                                                         ==========                 ==========

Cash paid during the period for:
    Interest, net of amounts capitalized.....            $      207                 $    1,330
                                                         ==========                 ==========
    Income taxes.............................            $      468                 $    1,309
                                                         ==========                 ==========
    Bankruptcy costs.........................            $    3,144                 $       83
                                                         ==========                 ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 1999
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses.

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that these royalties will, together with royalties to be paid to P&G described above, have a material adverse impact on the Company's future financial condition and results of operations.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe
Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company simultaneously will dismiss with prejudice its counterclaims in the Texas action.

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring Capital Management LLC to acquire the Company as part of a plan of reorganization. The bidding procedures provide for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Company expects to pursue the auction process approved by the Bankruptcy Court while, at the same time, moving forward with the formation and filing of a stand-alone plan that embodies the terms of the P&G and K-C settlements. Pursuant to the Bankruptcy Court's July 12, 1999 order, competing bids to the Wellspring proposal are due no later than August 30, 1999 and an auction is scheduled to take place on September 2, 1999. The Equity Committee has filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Company has opposed the Equity Committee's motion.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. The Company cannot predict at this time the full effect of the material adverse impact related to the increased costs described above on the Company's enterprise valuation and on a plan of reorganization for the Company. The Company believes, however, that it may not be possible to satisfy in full all of the claims against the Company. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (the "Equity Committee" and together with the Creditors' Committee, the "Committees"), including professional fees, to the extent allowed by the Bankruptcy Court.

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc., which was sold in October of 1998. The following information summarizes the combined results of operations for the thirteen-week periods ended June 27, 1999 and June 28, 1998, as well as the combined balance sheets as of June 27, 1999 and December 27, 1998 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.


                                             THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                        JUNE 27, 1999    JUNE 28, 1998   JUNE 27, 1999   JUNE 28, 1998
                                        -------------    -------------   -------------   -------------
Sales, net of discounts and allowances    $     7,245      $    13,101     $    15,712     $    27,903
Gross profit..........................            171            2,042           1,345           4,473
Manufacturing operation closing costs.          1,491                -           1,491               -
Earnings (loss) before income taxes...         (1,213)           1,166             334           3,314
Net earnings (loss)...................           (608)             903             676           2,567

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


                                                        JUNE 27, 1999            DECEMBER 27, 1998
                                                        -------------            -----------------
Current assets...............................            $   17,011                 $   17,863
Non-current assets...........................            $   56,749                 $   54,734
Current liabilities..........................            $    5,412                 $    5,700
Non-current liabilities......................            $    8,378                 $    8,495


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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the manufacturing operation closing costs and bankruptcy-related costs. The results of operations for the thirteen-week period ending June 27, 1999 should not be regarded as necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 12, the Company is unable to predict when it will submit a plan of reorganization that will be acceptable to the Bankruptcy Court. In the event a plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to successfully execute the underlying business plan. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the quarter ended March 28, 1999, and the equity in earnings of unconsolidated subsidiaries includes $519 in charges as a result of the adoption of the statement.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform them to the current year's presentation.


NOTE 3:    MANUFACTURING OPERATION CLOSING COSTS

On April 30, 1999, the Company announced that its Canadian subsidiary, PTB Canada, would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitioned its Canadian customers to its Harmony, Pennsylvania facility. Thereafter, the Company expected that the Brampton facility would operate as a warehouse and distribution facility. Manufacturing operations ceased during June and resulted in severing the employment of approximately 110 employees. The Company expects to utilize the Brampton diaper making equipment in its U.S. operations and is evaluating the need for the Brampton facility to continue to operate as a warehouse and distribution facility. For the period ended June 27, 1999, the consolidated statement of loss includes $1,491 of pre-tax charges as a result of cessation of manufacturing operations. The following summarizes amounts accrued and costs incurred for the period ended June 27, 1999:

                                                                Amount         Costs       Balance
                                                                Accrued      Incurred     Remaining
                                                            -------------  -------------  -----------
  Employee severance and related items                       $     1,336    $     1,312    $       24
  Asset write-downs                                                  155            155             -
                                                             -----------    -----------    ----------
                                                             $     1,491    $     1,467    $       24
                                                             ===========    ===========    ==========


NOTE 4:        BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                             THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                        JUNE 27, 1999   JUNE 28, 1998   JUNE 27, 1999   JUNE 28, 1998
                                        -------------   -------------   -------------   -------------
Professional fees.....................    $     2,464     $     1,224     $     4,360    $     2,814
Amortization of DIP Credit Facility
    deferred financing costs..........            204             399             408            399
Other.................................             16              22              17            110
Interest income.......................           (146)           (485)           (321)          (517)
                                          -----------     -----------     -----------    -----------
                                          $     2,538     $     1,160     $     4,464    $     2,806
                                          ===========     ===========     ===========    ===========


NOTE 5:        INCOME TAXES

Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(342) and $747 during the 26-week periods ended June 27, 1999 and June 28, 1998, respectively. Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(605) and $263 during the thirteen-week periods ended June 27, 1999 and June 28, 1998, respectively. The Company recorded income tax benefits of approximately $2,800 and $5,800 during the thirteen and twenty-six week periods ended June 27, 1999, respectively. The benefits were offset by increases in the valuation allowances with respect to the Company's net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1,000 and $2,800 during the thirteen and twenty-six week periods

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


ended June 28, 1998, respectively. The expense was offset by reductions in the valuation allowances with respect to the Company's net deferred and other tax-related assets.


NOTE 6:    COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                             THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                        JUNE 27, 1999   JUNE 28, 1998   JUNE 27, 1999  JUNE 28, 1998
                                        -------------   -------------   -------------  -------------
Net income (loss).....................    $    (8,385)    $     3,369     $   (15,604)   $     9,375
Foreign currency translation
        adjustment....................            307            (274)            615           (262)
                                          -----------     ------------    -----------    -----------
Comprehensive income (loss)...........    $    (8,078)    $     3,095     $   (14,989)   $     9,113
                                          ===========     ===========     ===========    ===========


NOTE 7:    RECEIVABLES

Receivables consist of the following:

                                                         JUNE 27, 1999         DECEMBER 27, 1998
                                                         -------------         -----------------
Accounts receivable - trade................                   $  54,745             $  71,079
Other receivables...........................                     11,684                16,777
                                                              ---------             ---------
                                                                 66,429                87,856
Less:  Allowance for doubtful accounts......                    (11,252)               (8,700)
                                                              ---------             ---------
Net receivables.............................                  $  55,177             $  79,156
                                                              ---------             ---------


NOTE 8:        INVENTORIES

Inventories consist of the following:

                                                          JUNE 27, 1999        DECEMBER 27, 1998
                                                          -------------        -----------------
LIFO:
        Raw materials - pulp.................                $      242             $      232
        Finished goods.......................                    25,794                 31,417
FIFO:
        Raw materials - other................                     8,096                  7,346
        Materials and supplies...............                    21,933                 20,924
                                                             ----------             ----------
                                                                 56,065                 59,919
        Reserve for excess and
            obsolete items...................                    (5,858)                (6,637)
                                                             ----------             ----------
Net inventories..............................                $   50,207             $   53,282
                                                             ==========             ==========

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9:        ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                           JUNE 27, 1999       DECEMBER 27, 1998
                                                           -------------       -----------------
Payroll - wages and salaries, incentive
    awards, retirement, vacation and
    severance pay............................                 $    8,629             $   16,977
Coupons and promotions.......................                      5,696                  5,994
Royalties....................................                      6,075                    718
Other........................................                      9,867                  9,957
                                                              ----------             ----------
Total........................................                 $   30,267             $   33,646
                                                              ==========             ==========


NOTE 10:       LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise are comprised of the following:

                                                         JUNE 27, 1999        DECEMBER 27, 1998
                                                         -------------        -----------------
Accrued settlement contingency...............               $  278,500           $    278,500
Bank debt....................................                   81,397                 81,397
Accounts payable.............................                   39,210                 39,752
Accrued liabilities .........................                    5,920                  5,920
Deferred compensation........................                    1,396                  1,290
                                                            ----------           ------------
                                                            $  406,423           $    406,859
                                                            ==========           ============

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11:    EARNINGS PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                               THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                           JUNE 27, 1999   JUNE 28, 1998     JUNE 27, 1999   JUNE 28, 1998
                                           -------------   -------------     -------------   -------------
     Net earnings (loss)............        $      (8,385) $       3,369     $    (15,604)   $       9,375
                                            =============  =============     =============   =============

     Weighted average number of
            common shares used in
            basic EPS (000's).......               11,949         11,928           11,949           11,931
     Effect of dilutive securities:
            Stock options (000's)...                    -              -                -                -

     Weighted number of common
            shares and  potentially
            dilutive common stock in
            dilutive EPS (000's)...                11,949         11,928           11,949           11,931
                                            =============  =============     ============    =============
     Basic earnings (loss) per
            common share...........         $        (.70) $         .28     $      (1.31)   $         .79
                                            =============  =============     ============    =============

     Diluted earnings (loss) per
            common share...........         $        (.70) $         .28     $      (1.31)   $         .79
                                            =============  =============     ============    =============


Options to purchase 682,917 and 731,359 shares of common stock outstanding during the periods ending June 27, 1999 and June 28, 1998, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings (loss) per share are the same for the periods ended June 27, 1999 and June 28, 1998 because the computation of diluted earnings
(loss) per share was anti-dilutive.


NOTE 12:    LEGAL PROCEEDINGS

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

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its single cuff diaper product. P&G asserted in its claim that Paragon's single cuff diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit. In addition, P&G in its motion asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of its single cuff design would also constitute patent infringement. Consequently, the Company believed that if the Company continued to manufacture its single cuff design and the motion were granted it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been significant.

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

On May 26, 1998, the special master issued his report on the majority of the motions pending before him. His report included a finding, among other things, that Paragon, as the successor-in-interest to the disposable diaper business of Pope & Talbot, has a fully paid-up license to one of the three asserted K-C inner-leg gather patents, which license runs from the date of the acquisition by the Company of Pope & Talbot, Inc.'s infant disposable diaper business ("Pope & Talbot"). Pope & Talbot had previously obtained the license from K-C. The special master also found that K-C should be held to the narrow interpretation of its patent applied by Judge Dwyer in the Western District of Washington in earlier litigation between P&G and K-C on the patent. In addition, the special master also recommended that the Company's antitrust counterclaim and any discovery-related matters in connection therewith be dismissed.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rates that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had and will continue to have a material adverse impact on the Company's future financial condition and results of operations.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company experienced certain product performance issues the Company believes may be related to the SAP the Company initially converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action.

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring Capital Management LLC to acquire the Company as part of a plan of reorganization. The bidding procedures provide for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Company expects to pursue the auction process approved by the Bankruptcy Court while, at the same time, moving forward with the formation and filing of a stand-alone plan that embodies the terms of the P&G and K-C settlements. Pursuant to the Bankruptcy Court's July 12, 1999 order, competing bids to the Wellspring proposal

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


are due no later than August 30, 1999 and an auction is scheduled to take place on September 2, 1999. The Equity Committee has filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Company has opposed the Equity Committee's motion.

By Order of the Bankruptcy Court on July 20, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended through and including August 31, 1999, with the exclusive right to solicit acceptances to any plan it files extended through and including October 31, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75,000 financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of June 27, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3,604 in letters of credit issued under the DIP Credit Facility at June 27, 1999. The DIP Credit Facility contains customary covenants. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's $75,000 debtor-in-possession credit facility with the Chase Manhattan Bank extending the facility's maturity date to March 26, 2000. See Note 13. Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

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

The Company has entered into a Settlement Agreement, subject to Bankruptcy Court approval, with Ms. Tracy whereby the Company will pay Ms. Tracy $500 in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also grants a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent they are selling products manufactured by the Company and its Affiliates. The Company intends to file a motion shortly with the Bankruptcy Court seeking approval of the settlement with Ms. Tracy. The Company cannot predict when or if the settlement will be approved.

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


NOTE 13:    BANK CREDIT FACILITIES

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, certain subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


dated April 15, 1998, the Fourth Amendment dated September 28, 1998 and the Fifth Amendment dated June 14, 1999. Chase and a syndicate of banks have made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's $75,000 DIP Credit Facility extending the facility's maturity date to March 26, 2000.

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

As of June 27, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3,604 in letters of credit issued under the DIP Credit Facility at June 27, 1999.

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

PTB Canada entered into a new $3,000 Cdn operating credit facility with a financial institution dated February 11, 1998. Borrowings under the prior Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility are secured by substantially all of PTB Canada's assets and will bear interest at a rate of 1 percent over the financial institution's prime rate. The Company does not guaranty borrowings under the Canadian operating credit

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


facility. The maximum borrowings under the Canadian operating credit facility are limited to the lesser of $3,000 Cdn or 75 percent of PTB Canada's trade accounts receivable. There were no borrowings outstanding under this operating credit facility on June 27, 1999.


NOTE 14:    SEGMENT REPORTING

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

                                                                   Feminine
                                                                  Care/Adult    Corporate/
THIRTEEN WEEKS ENDING JUNE 27, 1999               Infant Care    Incontinence     Other         Total
-----------------------------------               -----------    ------------     -----         -----
  Net sales                                       $   115,089    $     2,759   $         -   $   117,848
  Operating loss                                       (4,380)        (3,285)            -        (7,665)


                                                                   Feminine
                                                                  Care/Adult    Corporate/
THIRTEEN WEEKS ENDING JUNE 28, 1998               Infant Care    Incontinence     Other         Total
-----------------------------------               -----------    ------------     -----         -----
  Net sales                                       $   121,455    $     1,569   $     3,967   $   126,991
  Operating profit (loss)                               6,147         (2,682)          153         3,618


                                                                   Feminine
                                                                  Care/Adult    Corporate/
TWENTY-SIX WEEKS ENDING JUNE 27, 1999             Infant Care    Incontinence     Other         Total
-------------------------------------             -----------    ------------     -----         -----
  Net sales                                       $   238,445    $     5,647   $         -   $   244,092
  Operating loss                                       (6,850)        (6,559)            -       (13,409)


                                                                   Feminine
                                                                  Care/Adult    Corporate/
TWENTY-SIX WEEKS ENDING JUNE 28, 1998             Infant Care    Incontinence     Other         Total
-------------------------------------             -----------    ------------     -----         -----
  Net sales                                       $   253,370    $     3,056   $     8,862   $   265,288
  Operating profit (loss)                              16,176         (6,014)          500        10,662

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

         THIRTEEN WEEKS ENDED JUNE 27, 1999 COMPARED TO THIRTEEN WEEKS
                               ENDED JUNE 28, 1998


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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to Kimberly-Clark Corporation ("K-C") described below, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "--Risks and Uncertainties" below, and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS.

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties have had, and will continue to have, together with royalties to be paid to P&G described above, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of super-absorbent polymers ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. See "--Risks and Uncertainties."

The Company is unable to predict at this time when it will emerge from Chapter 11 protection. See "Notes 1 and 12 of Notes to Financial Statements" and "PART
II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.

RESULTS OF OPERATIONS

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of Changing Paradigms, Inc. ("Changing Paradigms"), the Company's household cleaners and air freshener business that was sold in October 1998, and the Company's international investments in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment.

A net loss of $8.4 million was incurred in the second quarter of 1999 compared to net earnings of $3.4 million in the second quarter of 1998. Management believes that reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume and start-up costs associated with new product initiatives all contributed to the loss in the second quarter of 1999. The second quarter of 1999 results were also negatively impacted by the costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June.

Basic loss per share in the second quarter of 1999 was $.70 compared to basic earnings per share of $.28 in the second quarter of 1998. Including the effects of contractual interest, net of tax and excluding the effect of the manufacturing closing costs and bankruptcy costs, net of tax, and the tax valuation allowance matters discussed below, basic loss per share was $.32 in the second quarter of 1999 compared to basic earnings of $.19 per share in the second quarter of 1998.

Infant care operating losses were $4.4 million in the second quarter of 1999 compared to an operating profit of $6.1 million in the second quarter of 1998. Lower unit volume, increased royalties and product costs, the manufacturing operation closure discussed above and manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives all contributed to the infant care operating loss.

Feminine care and adult incontinence operating losses were $3.3 million in the second quarter of 1999 compared to operating losses of $2.7 million in the second quarter of 1998. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence business in the first half of 1999, 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $117.8 million in the second quarter of 1999 compared to $127.0 million in the second quarter of 1998.

Infant care net sales decreased 5.3 percent to $115.1 compared to $121.5 in the second quarter of 1998. Unit sales decreased 10.6 percent to 744 million units compared to 832 million units in the second quarter of 1998. Management believes that the decrease in sales was due to a number of reasons including the discontinuation of shipments to a major customer since mid-1998 due to product design issues, increased consumer preference for premium priced products, increased consumer preference for the mechanical closure system offered by one of the national brand competitors, continued pricing and promotional pressures and the uncertainties related to the Company's Chapter 11 proceedings.

The Company believes that certain product performance issues it had experienced in the first half of 1999 have been addressed. The Company also believes that shipments to the major customer that had been suspended in 1998 will resume and build to more normal levels during the second half of 1999. Volume remained under pressure during the quarter from discounts and promotional allowances by branded manufacturers and value segment competitors. Infant care volume and sales prices are expected to remain under pressure due to the carryover effects of product performance and design issues, continued competitive initiatives from both national brand and store brand competitors and a prolonged Chapter 11 case. However, the roll-out of an improved Ultra diaper which incorporates stretch tabs and a new hook and loop closure system, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs are expected to increase volume during the second half of 1999.

The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the second half of 1999. The Company expects to offset the loss of this business with a new product introduction during the second half of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, average sales prices during the second quarter of 1999 were higher compared to the second quarter of 1998. It is difficult to predict the amount of the final realization of this price increase due to competitive factors previously discussed and the Company's continuing Chapter 11 case. See "RISKS AND UNCERTAINTIES" herein.

Feminine care and adult incontinence sales increased to $2.8 million in the second quarter of 1999 compared to $1.6 million in the second quarter of 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing has significantly impacted the ability to attract additional sales. The Company expects this condition to persist until the Company's emergence from Chapter 11. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other net sales of $4.0 million in the second quarter of 1998 relate to Changing Paradigms which was sold in October of 1998.

COST OF SALES

Overall cost of sales in the second quarter of 1999 was $103.4 million compared to $102.3 million in the second quarter of 1998. As a percentage of net sales, cost of sales was 87.8 percent in the second quarter of 1999 compared to 80.6 percent in the second quarter of 1998.

Infant care costs were $97.4 million in the second quarter of 1999 compared to $95.0 million in the second quarter of 1998. As a percentage of net sales, infant care cost of sales was 84.6 percent in the second quarter of 1999 compared to 78.2 percent in the second quarter of 1998. Management believes that this increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C. Product costs are expected to increase significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of a new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above.

Infant care raw material prices, excluding pulp and SAP, were at similar price levels in the second quarter of 1999 compared to the second quarter of 1998. Pulp prices were at slightly higher levels in the second quarter of 1999 compared to the second quarter of 1998. SAP costs were also at higher levels during the second quarter of 1999 compared to the second quarter of 1998 due to the change to the new SAP in the first quarter of 1999. Raw material prices, primarily pulp, are expected to increase in the second half of 1999.

Infant care depreciation costs were $6.7 million in the second quarter of 1999 compared to $6.3 million in the second quarter of 1998.

Feminine care and adult incontinence cost of sales was $6.0 million in the second quarter of 1999 compared to $4.0 million in the second quarter of 1998. As a percentage of net sales, cost of sales was 222.2 percent in the second quarter of 1999 compared to 250.0 percent in the second quarter of 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity.
See "RISKS AND UNCERTAINTIES" herein.

Corporate and other cost of goods sold of $3.3 million in the second quarter of 1998 relates to Changing Paradigms which was sold in October of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $19.7 million in the second quarter of 1999 compared to $19.9 million in the second quarter of 1998. As a percentage of net sales, these expenses were 16.7 percent in the second quarter of 1999 compared to 15.7 percent in 1998. The decrease in SG&A is primarily attributable to lower incentive based compensation accruals and non-bankruptcy related legal charges. These lower costs were partially offset by an increase in packaging design and artwork, promotional spending, and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $1.8 million in the second quarter of 1999 compared to $.9 million in the second quarter of 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. Overall, SG&A expenses are expected to remain at similar levels throughout 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $.9 million in the second quarter of 1999 compared to $1.1 million in the second quarter of 1998.

MANUFACTURING OPERATION CLOSING COSTS

For the thirteen week period ended June 27, 1999, the charges related to cessation of manufacturing operations were $1.5 million, which consisted primarily of severance and other employee related costs. On April 30, 1999, the Company announced that its Canadian subsidiary, PTB Canada, would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitioned its Canadian customers to its Harmony, Pennsylvania facility. Thereafter, the Company expected that the Brampton facility would operate as a warehouse and distribution facility. Manufacturing operations ceased during June and resulted in severing the employment of approximately 110 employees. The Company expects to utilize the Brampton diaper making equipment in its U.S. operations and is evaluating the need for the Brampton facility to continue to operate as a warehouse and distribution facility.

INTEREST EXPENSE

Interest expense was $.1 million in the second quarter of 1999. There were no borrowings under the DIP Credit Facility during the second quarter of 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.8 million in the second quarter of 1999 compared to $.6 million in the second quarter of 1998. The increase in earnings reflects improved earnings at Paragon Mabesa International. These improved earnings were partially offset by start-up losses associated with the Company's Chinese joint venture.

BANKRUPTCY COSTS

Bankruptcy costs were $2.5 million in the second quarter of 1999 compared to $1.1 million during the second quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11.

INCOME TAXES

Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(.6) and $.3 million during the quarters ended June 27, 1999 and June 28, 1998, respectively. The Company recorded an income tax benefit of approximately $2.8 million during the period ended June 27, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets. Realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1.0 million during the period ended June 28, 1998, which was offset by a reduction in the valuation allowances.


     TWENTY-SIX WEEKS ENDED JUNE 27, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED
                                 JUNE 27, 1998

RESULTS OF OPERATIONS

A net loss of $15.6 million was incurred in the first half of 1999 compared to net earnings of $9.4 million in the first half of 1998. Management believes that reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume and start-up costs associated with new product initiatives and increased SG&A expenditures all contributed to the loss in the first half of 1999. The first half of 1999 results were also negatively impacted by a price concession made to an export customer to address product acceptance issues and by $1.5 million in costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June. Included in the first half 1999 results are bankruptcy costs of $4.5 million compared to $2.8 million in the first half of 1998.

Basic loss per share in the first half of 1999 was $1.31 compared to basic earnings per share of $.79 in the first half of 1998. Excluding the effects of contractual interest, manufacturing closing costs and bankruptcy costs, net of tax, and the tax valuation allowance matters discussed below, basic loss per share was $.64 in the first half of 1999 compared to basic earnings of $.53 per share in the first half of 1998.

Infant care operating losses were $6.9 million in the first half of 1999 compared to an operating profit of $16.2 million in the first half of 1998. Lower unit volume, increased product royalties and material costs, the price concession and cessation of manufacturing discussed above and manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives all contributed to the infant care operating loss.

Feminine care and adult incontinence operating losses were $6.6 million in the first half of 1999 compared to operating losses of $6.0 million in the first half of 1998. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in the first half of 1999, 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $244.1 million in the first half of 1999 compared to $265.3 million in the first half of 1998.

Infant care net sales decreased 5.9 percent to $238.4 compared to $253.4 in the first half of 1998. Unit sales decreased 9.2 percent to 1,571 million units compared to 1,731 million units in the first half of 1998. Management believes that the decrease in sales was due to a number of reasons, including the discontinuation of shipments to a major customer since mid-1998 due to product design issues, certain product performance issues experienced by the Company in the first half of 1999, as well as increased consumer preference for premium priced products, increased consumer preference for the mechanical closure system offered by one of the national brand competitors, continued competitive pressures and the uncertainties related to the Company's Chapter 11 proceedings. In addition, a price concession was made to an export customer during the first quarter of 1999 to address product acceptance issues.

The Company believes that the product performance issues it had experienced in the first half of 1999 have been addressed. The Company also believes that shipments to the major customer that had been suspended in 1998 will resume and build to more normal levels during the second half of 1999. Volume remained under pressure during the quarter from discounts and promotional allowances by branded manufacturers and value segment competitors. Infant care volume and sales prices are expected to remain under pressure due to the carryover effect of product performance and design issues, continued competitive initiatives from both national brand and store brand competitors and a prolonged Chapter 11 case. However, the roll-out of an improved Ultra diaper which incorporates stretch tabs and a new hook and loop closure system, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs are expected to increase volume during the second half of 1999.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, excluding the effect of a price concession made to an export customer in the first quarter of 1999 described above, average sales prices during the first half of 1999 were higher compared to the first half of 1998. It is difficult to predict the amount of the final realization of this price increase due to competitive factors previously discussed and the Company's continuing Chapter 11 case. See "RISKS AND UNCERTAINTIES" herein.

The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the second half of 1999. The Company expects to offset the loss of this business with a new product introduction during the second half of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume.

Feminine care and adult incontinence sales increased to $5.6 million in the first half of 1999 compared to $3.1 million in the first half of 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing has significantly impacted the ability to attract additional sales. The

Company expects this condition to persist until the Company's emergence from Chapter 11. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other net sales of $8.9 million in the first half of 1998 relate to Changing Paradigms which was sold in October of 1998.

COST OF SALES

Overall cost of sales in the first half of 1999 was $212.9 million compared to $213.1 million in the first half of 1998. As a percentage of net sales, cost of sales was 87.2 percent in the first half of 1999 compared to 80.3 percent in the first half of 1998.

Infant care costs were $201.0 million in the first half of 1999 compared to $197.4 million in the first half of 1998. As a percentage of net sales, infant care cost of sales was 84.3 percent in the first half of 1999 compared to 77.9 percent in 1998. Management believes that this increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C. Product costs are expected to increase significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of the new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above.

Infant care raw material prices, primarily pulp, were at similar price levels in the first half of 1999 compared to the first half of 1998. SAP costs, however, increased during the first half of 1999 compared to the first half of 1998. Raw material prices, primarily pulp, are expected to increase in 1999.

Infant care depreciation costs were $12.5 million in the first half of 1999 compared to $12.9 million in first half of 1998.

Feminine care and adult incontinence cost of sales was $11.9 million in the first half of 1999 compared to $8.3 million in the first half of 1998. As a percentage of net sales, cost of sales was 212.5 percent in the first half of 1999 compared to 267.7 percent in the first half of 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other cost of goods sold of $7.4 million in the second quarter of 1998 relates to Changing Paradigms which was sold in October of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $41.2 million in the first half of 1999 compared to $39.0 million in the first half of 1998. As a percentage of net sales, these expenses were 16.9 percent in the first half of 1999 compared to 14.7 percent in 1998. The increase in SG&A is primarily attributable to an increase in promotional spending, information technology and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $3.4 million in the first half of 1999 compared to $1.7 million in the first half of 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. These increases were partially offset by lower incentive-based compensation accruals and non-bankruptcy related legal charges.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.9 million in the first half of 1999 compared to $2.5 million in the first half of 1998. The decrease is primarily due to lower baby diaper product development and testing costs.

MANUFACTURING OPERATION CLOSING COSTS

As discussed above, $1.5 million in costs were incurred in the first half of 1999 related to the cessation of manufacturing operations at its Brampton, Ontario facility during the second quarter. The costs were primarily severance and other employee-related expenses.

INTEREST EXPENSE

Interest expense was $.2 million in the first half of 1999 compared to $.3 million in the first half of 1998. There were no borrowings under the DIP Credit Facility during the first half of 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.1 million in the first half of 1999 compared to $1.5 million in the first half of 1998. The decrease in earnings reflects the write-off of capitalized start-up costs and losses associated with the Company's China joint venture.

BANKRUPTCY COSTS

Bankruptcy costs were $4.5 million in the first half of 1999 compared to $2.8 million during the first half of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11.

INCOME TAXES

Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(.3) and $.7 million during the 26-week periods ended June 27, 1999 and June 28, 1998, respectively. The Company recorded an income tax benefit of approximately $5.8 million during the period ended June 27, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $2.8 million during the period ended June 28, 1998, which was offset by a reduction in the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, cash flow from earnings (losses) and non-cash charges was $1.5 million compared to $25.3 million in the first half of 1998. The reduction is attributable to the operating losses incurred during the first half of 1999.

During the first half of 1999, cash flow was positively impacted by a $20.1 million reduction in accounts receivable which offset the impact of operating losses, reductions in checks issued but not cleared, accounts payable and accrued liabilities due to the payment of 1998 incentive based compensation. In the fourth quarter of 1998, receivables increased significantly due primarily to an electronic billing issue related to a few large customers. This issue was corrected and receivables returned to more normal levels in the first quarter of 1999. Cash flow was also positively impacted by $5.9 million of receipt of proceeds from property and equipment sales.

The cash produced from operations supported capital expenditures of $13.6 million, including approximately $1.5 million of computer software and consulting costs, for the first half of 1999 compared to $12.9 million, including $4.5 million of computer software and consulting costs in the same period of 1998. The expenditures in the first half of 1999 were primarily related to the addition of increased training pant capacity and new product enhancements. Capital spending is expected to be approximately $46.0 million during 1999 which the Company expects will be funded through a combination of internally generated funds and borrowings under the DIP Credit Facility.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the DIP Credit Facility as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998, the Fourth Amendment dated September 28, 1998 and the Fifth Amendment dated June 14, 1999, Chase and a syndicate of banks has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75 million or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10 million for the issuance of letters of credit. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's DIP Credit Facility extending the facility's maturity date to March 26, 2000.

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

As of June 27, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3.6 million in letters of credit issued under the DIP Credit Facility at June 27, 1999.

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit. See "Note 13 of Notes to Financial Statements."

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

THE COMPANY'S STATE OF READINESS

Most of the Year 2000 issues arising with respect to the Business Systems of the Company have been addressed by replacement of the majority of those systems with SAP R/3 enterprise resource planning software. The SAP software was implemented and operating at the Company's corporate headquarters and in its U.S. infant care plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The SAP implementation should help significantly minimize any Year 2000 related disruptions for approximately 80 percent of the Company's Business Systems at those locations. The Company estimates that the SAP implementation and its other Year 2000 efforts thus far have addressed 85 percent of the critical Year 2000 exposures related to its Business Systems as a whole. The remaining systems are being addressed and are expected to be fully assessed, remediated or replaced, tested and implemented prior to the fourth quarter of 1999. With respect to Business Systems that will not be addressed by the overall SAP implementation, the Company is currently addressing certain issues with certain of its desktop computer operating systems. Approximately half of the desktop computers used by the Company have currently been addressed and the Company expects to complete the remaining half by the end of the third quarter of 1999. Overall, the Company currently anticipates completion of remediation and testing of all of its critical Business Systems by the end of the third quarter of 1999.

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

Year 2000 problems with respect to certain material customers that prevent the taking or filling of orders for products or interfere with the collections process could have a material impact on the Company's revenues. Approximately 80 percent of the Company's orders for products are delivered via electronic data interchange facilities ("EDI"). The SAP implementation is designed to address Year 2000 related issues for Company systems required for these EDI exchanges, but the Company is not able to control the EDI facilities of its customers. The Company surveyed its customer base as to their EDI facilities and their overall Year 2000 state of preparedness during the fourth quarter of 1998. The Company has received survey responses from customers who, in the aggregate, represent more than 90 percent of its 1998 revenues. The Company has also conducted Year 2000 testing of EDI with approximately 75 percent of those customers. Neither the survey results nor the testing revealed significant Year 2000 related problems which would materially impair the Company's ability to conduct EDI exchanges with its customers, although such testing should not be considered a conclusive indicator of how EDI exchanges will perform in the future. The Company is attempting to obtain survey responses from those material customers who have not yet responded and conduct testing with those remaining material customers with whom it has not yet tested prior to the end of the third quarter of 1999. The Company has also prepared an inventory and surveyed those vendors, service providers and raw materials suppliers that may have a material impact on the Company in the event of Year 2000 problems. Approximately 85 percent of the suppliers surveyed have responded and have not indicated any anticipated Year 2000 problems which, taken on their own, should significantly adversely affect operations critical to the Company's ability to realize revenues. The Company is continuing to follow up with suppliers who have not yet responded to the survey and is otherwise addressing related issues in its contingency planning process.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total costs associated with required modifications to address Year 2000 related issues for the Company is expected to be material to the Company's financial position. The cost of the project through June 27, 1999 was $21.0 million, all of which was related to the SAP implementation. It is not possible to identify what portion of the total SAP cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues with respect to its former Business Systems. The future cost of the Year 2000 project is estimated to be approximately $3.5 million. All of the costs are expected to be funded through operating cash flow and bank borrowings.

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

RISKS AND UNCERTAINTIES

INCREASED COSTS. As a part of the License Agreements entered into in connection with the Company's settlements with P&G and K-C, the Company will incur significant added costs in the form of running royalties payable to both parties for sales of the licensed diaper and training pant products. While the Company believes that the royalties being charged by P&G and K-C under their respective License Agreements are approximately the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, the royalties will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalties are also expected to be partially offset by the price increases discussed below to the extent such increases are realized and maintained.

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company has changed to a new SAP for its diapers and training pants which exhibits certain performance characteristics. The Company experienced certain product performance issues which it believes impacted volume for the first half of 1999. As a result, the Company has incurred increased promotional spending in the first half of 1999 to address product performance issues. These increased expenditures are expected to have a material adverse impact on the Company's financial position and results of operations in 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

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

TERMINATION OF LICENSE AGREEMENTS. Because the Bankruptcy Court's August 6, 1999 order approving the P&G settlement has not yet become a "Final Order," as defined in the Settlement Agreement, the License Agreements are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "PART
II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

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

VOLUME. The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the second half of 1999. The Company expects to offset the loss of this business with a new product introduction during the second half of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume.

REALIZATION  OF  INVESTMENT IN FEMININE  CARE AND ADULT  INCONTINENCE  BUSINESS.
Given the slow start-up of the feminine care and adult incontinence business, which was exacerbated by the Company's Chapter 11 filing, and given the resulting feminine care and adult incontinence losses, the Company's ability to recover its investment in such business is highly uncertain. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company believes that the P&G and K-C Settlement Agreements will provide the cornerstone for what it intends to be a consensual plan of reorganization. The Company cannot predict at this time, however, when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11 the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized.

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

SUBSEQUENT EVENT

The Company has previously disclosed that it had been notified by the New York Stock Exchange ("NYSE") during 1998 that as a result of the $200 million settlement contingency related to the P&G litigation and the Company's net loss in 1997, certain minimum listing requirements had not been maintained. Trading in the common stock of the Company on the NYSE was suspended prior to the opening of trading on Thursday, July 8, 1999. As of July 9, 1999, the common stock of the Company began trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board under the symbol PGNFQ.

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

        ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On September 22, 1998, P&G filed a motion in the Delaware District Court seeking to have the Court find Paragon in contempt of the injunction entered in the case on account of Paragon's manufacture and sale of its single cuff diaper product. P&G asserted in its claim that Paragon's single cuff diaper design (i) is no more than just colorably different from the design found to infringe the P&G patents at issue in the case and (ii) also infringes such patents. The Company opposed P&G's motion. Based on the advice of counsel, the Company believes that P&G's motion is without merit. In addition, P&G in its motion asked that the Court order the Company to send letters to all of its customers advising them that the continued resale by them of its single cuff design would also constitute patent infringement. Consequently, the Company believed that if the Company continued to manufacture its single cuff design and the motion were granted it would have a material adverse effect on the Company's financial condition and results of operations and would seriously jeopardize the Company's future viability.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described herein, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES" above.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the pending action. The Court appointed a special master to rule on the various pending motions. Legal fees and costs in connection with this litigation have been significant.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe
Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
RISKS AND UNCERTAINTIES."

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described herein, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

Under the terms of the P&G Settlement Agreement, once the Court's August 6, 1999 order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the Bankruptcy Court's August 6, 1999 order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES" above.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

While the Company believes that, based on its projected level of sales, the overall effective royalty rate that the Company will pay to K-C is less than the royalty rate that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to P&G described above, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs are expected to be partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. As a result, the Company incurred increased promotional spending in the first half of 1999 to address product performance issues. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a better performing alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when such an alternative SAP will be available. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

In accordance with the terms of the K-C Settlement Agreement, unless otherwise stayed, K-C will dismiss with prejudice its complaint in the Texas action, as well as its related filings in the District Court in Georgia, and the Company will simultaneously dismiss with prejudice its counterclaims in the Texas action. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
RISKS AND UNCERTAINTIES."

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring Capital Management LLC to acquire the Company as part of a plan of reorganization. The bidding procedures provide for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Company expects to pursue the auction process approved by the Bankruptcy Court while, at the same time, moving forward with the formation and filing of a stand-alone plan that embodies the terms of the P&G and K-C settlements. Pursuant to the Bankruptcy Court's July 12, 1999 order, competing bids to the Wellspring proposal are due no later than August 30, 1999 and an auction is scheduled to take place on September 2, 1999. The Equity Committee has filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Company has opposed the Equity Committee's motion.

By Order of the Bankruptcy Court on July 20, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended initially through and including August 31, 1999, with the exclusive right to solicit acceptances to any plan it files extended through and including October 31, 1999.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of June 27, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $3.6 million in letters of credit issued under the DIP Credit Facility at June 27, 1999. The DIP Credit Facility contains customary covenants. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's DIP Credit Facility extending the facility's maturity date to March 26, 2000. See Note 13. Legal fees and costs in connection with the Chapter 11 case have been and will continue to be significant. The Company is unable to predict at this time when it will emerge from Chapter 11 protection.

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

The Company has entered into a Settlement Agreement, subject to Bankruptcy Court approval, with Ms. Tracy whereby the Company will pay Ms. Tracy $.5 million in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also grants a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent that they are selling products manufactured by the Company and its Affiliates. The Company intends to file a motion shortly with the Bankruptcy Court seeking approval of the settlement with Ms. Tracy. The Company cannot predict when or if the settlement will be approved.

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


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. The Chapter 11 filing resulted in a default under its pre-petition revolving credit facility and borrowings under its uncommitted lines of credit. See "Note 13 of Notes to Financial Statements."


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

        Exhibit 10.20.1     Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            September 28, 1998(13)

        Exhibit 10.20.2     Fifth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            June 14, 1999

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

        Exhibit 10.26**     Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                            Corporation and Paragon Trade Brands, Inc.(7)

        Exhibit 10.26.1**   Sales  Contract,  dated as of  April  30, 1998, between Clariant Corporation and Paragon Trade Brands, Inc.(11)

        Exhibit 10.27       Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                            Brands, Inc., dated as of October 1, 1996(8)

        Exhibit 10.28       Settlement Agreement, dated as of February 2, 1999 between Paragon Trade
                            Brands, Inc. and The Procter & Gamble Company(13)

        Exhibit 10.29       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.30       Canadian License Agreement, dated as of February 2, 1999 between The
                            Procter & Gamble Company and Paragon Trade Brands, Inc. (13)
        Exhibit 10.31       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.32       Canadian License Agreement, dated as of February 2, 1999 between The
                            Procter & Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.33       Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark
                            Corporation and Paragon Trade Brands, Inc. (13)

        Exhibit 10.34       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999(13)

        Exhibit 10.35       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999(13)

        Exhibit 11          Computation of Per Share Earnings (See Note 11 to Financial Statements)

        Exhibit 27          Financial Data Schedule (for SEC use only)

(b) Report on Form 8-K dated April 30, 1999.


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

                           PARAGON TRADE BRANDS, INC.



                                            By  /S/ ALAN J. CYRON
                                                -------------------------------
                                                   Alan J. Cyron
                                                   Chief Financial Officer





August 11, 1999

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

        Exhibit 10.20.1     Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            September 28, 1998(13)

        Exhibit 10.20.2     Fifth Amendment to Revolving Credit and Guaranty Agreement dated as of
                            June 14, 1999

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

        Exhibit 10.26**     Sales Contract, dated as of January 30, 1996, between Hoechst Celanese
                            Corporation and Paragon Trade Brands, Inc.(7)

        Exhibit 10.26.1**   Sales  Contract,  dated as of  April  30, 1998, between Clariant Corporation and Paragon Trade Brands, Inc.(11)

        Exhibit 10.27       Lease Agreement between Cherokee County, South Carolina and Paragon Trade
                            Brands, Inc., dated as of October 1, 1996(8)

        Exhibit 10.28       Settlement Agreement, dated as of February 2, 1999 between Paragon Trade
                            Brands, Inc. and The Procter & Gamble Company(13)

        Exhibit 10.29       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc. (13)



        Exhibit 10.30       Canadian License Agreement, dated as of February 2, 1999 between The
                            Procter & Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.31       U.S. License Agreement, dated as of February 2, 1999 between The Procter &
                            Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.32       Canadian License Agreement, dated as of February 2, 1999 between The
                            Procter & Gamble Company and Paragon Trade Brands, Inc. (13)

        Exhibit 10.33       Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark
                            Corporation and Paragon Trade Brands, Inc. (13)

        Exhibit 10.34       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999(13)

        Exhibit 10.35       License Agreement Between Kimberly-Clark Corporation and Paragon Trade
                            Brands, Inc., dated as of March 15, 1999(13)

        Exhibit 11          Computation of Per Share Earnings (See Note 11 to Financial Statements)

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