Form 10-Q
period 1999-09-26
PARAGON TRADE BRANDS INC
filed 1999-11-10
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the thirteen week period ended September 26, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock was 11,949,714 shares ($.01 par value) as of September 26, 1999.


                                                                          Page 1
                                                        Exhibit Index on Page 42

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
              FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 26, 1999



                                                                                                           PAGE NO.

                                         PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements
                           Consolidated Statements of Operations                                              3
                           Consolidated Balance Sheets                                                        4
                           Consolidated Statements of Cash Flows                                              5
                           Notes to Financial Statements                                                      6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                  19
                  Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                  32

                                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           32
Item 2.           Changes in Securities                                                                (not applicable)
Item 3            Defaults Upon Senior Securities                                                             37
Item 4.           Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.           Other Information                                                                    (not applicable)
Item 6.           Exhibits and Reports on Form 8-K                                                            37

                  Signature Page                                                                              41

                  Exhibit Index                                                                               42

                  Exhibits                                                                                    46

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (NOTE 2)

                                                            THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                                            --------------------                     -----------------------
                                                    SEPT. 26, 1999         SEPT. 27 1998        SEPT. 26, 1999      SEPT. 27 1998
                                                    --------------         -------------        --------------      -------------
Sales, net of discounts and allowances..........        $    128,507         $    136,993          $    372,599        $     402,281
Cost of sales...................................             110,200              109,081               323,117              322,224
                                                         -----------          -----------           -----------         ------------
Gross profit....................................              18,307               27,912                49,482               80,057
Selling, general and administrative expense.....              20,945               22,003                62,095               60,955
Research and development expense................                 840                  913                 2,783                3,444
Manufacturing operation closing costs...........                  36                    -                 1,527                    -
                                                         -----------          -----------           -----------         ------------
Operating profit (loss).........................              (3,514)               4,996               (16,923)              15,658
Equity in earnings (loss) of unconsolidated
         subsidiaries...........................                  (4)                 590                 1,116                2,108
Interest expense(1).............................                  95                   51                   304                  341
Other income....................................               1,008                  687                 2,023                1,730
                                                         -----------          -----------           -----------         ------------
Earnings (loss) before income taxes and
         bankruptcy costs.......................              (2,605)               6,222               (14,088)              19,155
Bankruptcy costs................................               2,612                1,724                 7,076                4,530
Provision for (benefit from) income taxes.......                  18                  474                  (325)               1,226
                                                         -----------          -----------           -----------          -----------
Net earnings (loss).............................        $     (5,235)        $      4,024          $    (20,839)        $     13,399
                                                         ===========          ===========           ===========          ===========


Basic earnings (loss) per common share..........        $       (.44)        $        .34          $      (1.74)        $      1.12
                                                         ===========          ===========           ===========          ===========
Diluted earnings (loss) per common share........
                                                        $       (.44)        $        .34          $      (1.74)        $       1.12
                                                         ===========          ===========           ===========          ===========
Dividends paid..................................        $          -         $          -          $          -         $          -
                                                         ===========          ===========           ===========          ===========

(1)Contractual Interest                                 $      1,393         $      1,449          $      4,055         $      4,348
                                                         ===========          ===========           ===========          ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 2)

                                                                   SEPTEMBER 26, 1999                DECEMBER 27, 1998
                                                                   ------------------                -----------------
ASSETS
Cash and short-term investments.........................              $      9,652                     $     22,625
Receivables.............................................                    76,718                           79,156
Inventories.............................................                    49,086                           53,282
Current portion of deferred income taxes................                     3,349                            4,260
Prepaid expenses........................................                     2,378                            4,323
                                                             ---------------------            ---------------------
     Total current assets...............................                   141,183                          163,646
Property and equipment..................................                   110,153                          106,200
Construction in progress................................                    19,822                           19,626
Assets held for sale....................................                     1,017                            4,691
Investment in unconsolidated subsidiary, at cost........                    22,929                           22,743
Investment in and advances to unconsolidated
     subsidiaries, at equity............................                    68,956                           66,041
Goodwill................................................                    31,380                           32,819
Other assets............................................                    14,004                           13,521
                                                             ---------------------            ---------------------
     Total assets ......................................              $    409,444                     $    429,287
                                                             =====================            =====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Checks issued but not cleared...........................              $      7,585                     $     12,433
Accounts payable........................................                    41,367                           32,416
Accrued liabilities.....................................                    30,925                           33,646
                                                             ---------------------            ---------------------
     Total current liabilities..........................                    79,877                           78,495
Liabilities subject to compromise (Note 10).............                   406,919                          406,859
Deferred compensation...................................                       211                                -
Deferred income taxes...................................                     4,730                            5,773
                                                             ---------------------            ---------------------
     Total liabilities..................................                   491,737                          491,127

Commitments and contingencies (Notes 1 and 12)

Shareholders' deficit:
Preferred stock:  Authorized 10,000,000 shares,
     no shares issued, $.01 par value...................                         -                                -
Common stock:  Authorized 25,000,000 shares, issued
     12,388,464 and 12,378,616
     shares, $.01 par value.............................                       124                              124
Capital surplus.........................................                   143,736                          143,918
Accumulated other comprehensive loss....................                    (1,226)                          (1,840)
Retained deficit........................................                  (214,597)                        (193,758)
Less:  Treasury stock, 438,750 and 429,696 shares,
     at cost............................................                   (10,330)                         (10,284)
                                                             ---------------------            ---------------------
     Total shareholders' deficit........................                   (82,293)                         (61,840)
                                                             ---------------------            ---------------------
     Total liabilities and shareholders' deficit........              $    409,444                     $    429,287
                                                             =====================            =====================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)

                                                                                  THIRTY-NINE WEEKS ENDED
                                                                                  -----------------------
                                                                   SEPTEMBER 26, 1999                SEPTEMBER 27, 1998
                                                                   ------------------                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..................................                 $    (20,839)                    $     13,399
Non-cash charges (benefits) to earnings:
     Depreciation and amortization....................                      27,100                           25,703
     Deferred income taxes............................                        (132)                             (84)
     Equity in earnings of unconsolidated
         subsidiaries.................................                        (482)                          (1,149)
Changes in operating assets and liabilities:
     Accounts receivable..............................                      (1,434)                          (6,829)
     Inventories and prepaid expenses.................                       6,141                           (1,730)
     Accounts payable.................................                       5,786                           34,316
     Checks issued but not cleared....................                      (4,848)                            (964)
     Pre-petition reclamation payment
         authorized by court..........................                        (439)                               -
     Accrued liabilities..............................                      (3,449)                           7,606
Other  ...............................................                      (2,509)                          (3,466)
                                                             ---------------------            ---------------------
     Net cash provided by operating activities........                       4,895                           66,802
                                                             ---------------------            ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment...............                     (23,646)                         (18,640)
Proceeds from sale of property and equipment..........                       6,373                            3,433
Investment in Grupo P.I. Mabe, S. A. de C. V..........                        (186)                          (2,779)
Proceeds from sale of Changing Paradigms, Inc.........                         350                                -
Investment in and advances to unconsolidated
     subsidiaries, at equity..........................                        (800)                          (4,474)
Other  ...............................................                          41                           (7,045)
                                                             ---------------------            ---------------------
     Net cash used by investing activities............                     (17,868)                         (29,505)
                                                             ---------------------            ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings.................                           -                             (745)
Pre-petition debt payment authorized by court.........                           -                           (1,867)
                                                             ---------------------            ---------------------
         Net cash used by financing activities........                           -                           (2,612)
                                                             ---------------------            ---------------------

NET INCREASE (DECREASE) IN CASH.......................                     (12,973)                          34,685
Cash at beginning of period...........................                      22,625                              991
                                                             ---------------------            ---------------------
Cash at end of period.................................                $      9,652                     $     35,676
                                                             =====================            =====================

Cash paid during the period for:
     Interest, net of amounts capitalized.............                $        550                     $      1,450
                                                             =====================            =====================
     Income taxes.....................................                $        470                     $     (2,592)
                                                             =====================            =====================
     Bankruptcy costs.................................                $      5,105                     $      1,965
                                                             =====================            =====================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 26, 1999
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 1:  CHAPTER 11 PROCEEDINGS

On January 6, 1998, Paragon Trade Brands, Inc. ("Paragon" or the "Company") filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 filing"), in the United States Bankruptcy Court for the Northern District of Georgia. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

The Procter & Gamble Company ("P&G") filed a lawsuit in 1994 against the Company in the United States District Court for the District of Delaware, alleging that the Company's disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G.

On December 30, 1997, the District Court issued a Judgment and Opinion finding that P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178,400 was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appointed in the Chapter 11 reorganization proceeding filed a notice of appeal of the P&G Approval Order with the Federal District Court for the Northern District of Georgia and a motion to expedite briefing. On October 14,1999, the Georgia District Court denied the Equity Committee's motion for expedited briefing and offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the P&G Approval Order to permit the Equity Committee to take its appeal of the P&G settlement directly to the 11th Circuit Court of Appeals. On October 15, 1999, the Equity Committee consented to the Georgia District Court's adoption of the P&G Approval Order and has since filed a notice of appeal in the 11th Circuit Court of Appeals. See Note 12.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "K-C Approval Order"). On August 16, 1999, the Equity Committee filed an emergency motion with the Bankruptcy Court seeking an 80-day stay of the K-C Settlement Agreement pending an appeal by the Equity Committee to the Georgia District Court. The Bankruptcy Court denied the Equity Committee's request, but granted a limited stay through August 25, 1999 to permit the Georgia District Court to consider the matter. On August 24, 1999, the Georgia District Court heard arguments on the Equity Committee's motion for an emergency 80-day stay. At that time, the limited stay was extended to September 3, 1999 by agreement of the parties in order to allow the Georgia District Court to further consider the matter. On September 2, 1999, the Georgia District Court issued an order denying the Equity Committee's motion for an emergency stay. In denying the Equity Committee's request, the Georgia District Court found, among other things, that the Equity Committee had failed to show that it has a substantial likelihood of success on its appeal of the K-C settlement. The Georgia District Court also found that the K-C Approval Order was thorough and that the Bankruptcy Court did not abuse its discretion in approving the K-C settlement. The Georgia District Court offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the K-C Approval Order to permit the Equity Committee to take its appeal of the K-C settlement directly to the 11th Circuit Court of Appeals, in which event, the Georgia District Court stated that it would enter a limited stay through October 28, 1999. On September 8, 1999, the Equity Committee consented to the procedure proposed by the Georgia District Court. On October 27, 1999, the 11th Circuit Court of Appeals denied the Equity Committee's motion for a further stay of the K-C Approval Order, as well as its motion for an expedited appeal. See
Note 12.

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization. The bidding procedures provide for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Bankruptcy Court denied the Equity Committee's motion. The Equity Committee has appealed the Bankruptcy Court's order and the denial of its motion to the Georgia District Court. On November 5, 1999, the Company and the Equity Committee filed a joint motion seeking to extend the briefing schedule in this matter pending the completion of ongoing global settlement discussions between the parties.

On August 25, 1999, with the support of the Official Committee of Unsecured Creditors (the "Creditors' Committee" and, together with the Equity Committee, the "Committees"), the Company filed a stand-alone plan of reorganization (the "Plan") with the Bankruptcy Court. The Plan provides an alternative to a proposal by Wellspring to acquire the Company as part of a plan of reorganization (the "Wellspring Proposal"). In accordance with Bankruptcy Court-approved auction procedures, an alternative transaction competing with the Wellspring Proposal was proposed to the Company on September 15, 1999. An auction was commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Committees, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Committees, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed an amendment to the Plan (the "Amended Plan") which incorporates the Wellspring Proposal, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provides that, in the event the proposed Wellspring transaction is not consummated, the proponents may pursue confirmation of a stand-alone plan of reorganization. The Amended Plan specifies, among other things, the type and amount of value to be distributed under either the Wellspring or the stand-alone alternative, as the case may be. The Bankruptcy Court has set a hearing date of November 17, 1999 to consider approval of the Disclosure Statement.

The ability of the Company to effect a successful reorganization will depend, in significant part, upon the Company's ability to formulate a plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed an amended plan of reorganization with the Bankruptcy Court. The plan filed by the Company and the Creditors' Committee provides for distributions that the Company believes will not be sufficient to satisfy in full all of the claims against the Company. As a result of the Chapter 11 filing, the Company has incurred and will continue to incur significant costs for professional fees as the reorganization plan is developed. The Company is also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court. See Note 12.

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., Paragon Trade Brands International, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc., which was sold in October 1998. The following information summarizes the combined results of operations for the thirteen-week and thirty-nine week periods ended September 26, 1999 and September 27, 1998, as well as the combined balance sheets as of September 26, 1999 and December 27, 1998 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.


                                                         THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                         --------------------                  -----------------------
                                                   SEPT. 26, 1999      SEPT. 27, 1998     SEPT. 26, 1999      SEPT. 27, 1998
                                                   --------------      --------------     --------------      --------------
Sales, net of discounts and allowances.........    $        7,358      $       15,754     $       23,070      $       43,657
Gross profit...................................               472               3,168              1,817               7,641
Manufacturing operation closing costs..........                36                   -              1,527                   -
Earnings (loss) before income taxes............              (158)              2,503                176               5,817
Net earnings (loss)............................              (175)              1,837                501               4,407


                                                                   SEPTEMBER 26, 1999                DECEMBER 27, 1998
                                                                   ------------------                -----------------
Current assets........................................                $     10,080                     $     17,863
Non-current assets....................................                $     56,019                     $     54,734
Current liabilities...................................                $      6,149                     $      5,700
Non-current liabilities...............................                $      1,381                     $      8,495


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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the manufacturing operation closing costs and bankruptcy-related costs. The results of operations for the thirteen-week period ending September 26, 1999 should not be regarded as necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 12, the Company has submitted an amended plan of reorganization to the Bankruptcy Court for approval. The Company remains unable, however, to predict when it will emerge from Chapter 11. In the event a plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to successfully execute the underlying business plan. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses during the first three quarters of 1999 and during 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company believes that it is positioned to emerge from Chapter 11 protection in the first quarter of 2000. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company's fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

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


NOTE 3:  MANUFACTURING OPERATION CLOSING COSTS

On April 30, 1999, the Company announced that its Canadian subsidiary, PTB Canada, would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitioned its Canadian customers to its Harmony, Pennsylvania facility. Thereafter, the Company expected that the Brampton facility would operate as a warehouse and distribution facility. Manufacturing operations ceased during June and resulted in severing the employment of approximately 110 employees. The Company expects to utilize the Brampton diaper making equipment in its U.S. operations and has determined that the Brampton facility will be placed for sale in the fourth quarter of 1999. For the period ended September 26, 1999, the consolidated statement of loss includes $1,527 of pre-tax charges as a result of cessation of manufacturing operations. The following summarizes amounts accrued and costs incurred for the period ended September 26, 1999:

                                                                               Amount             Costs          Balance
                                                                               Accrued          Incurred        Remaining
                                                                          --------------     -------------    ------------
   Employee severance and related items.........................          $       1,372      $       1,361    $         11
   Asset write-downs............................................                    155                155               -
                                                                          -------------      -------------    ------------
                                                                          $       1,527      $       1,516    $         11
                                                                          =============      =============    ============



NOTE 4:  BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                           THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                           --------------------                 -----------------------
                                                   SEPT. 26, 1999     SEPT. 27, 1998     SEPT. 26, 1999     SEPT. 27, 1998
                                                   --------------     --------------     --------------     --------------
Professional fees..............................     $       2,425      $       2,006      $       6,785      $       4,819
Amortization of DIP Credit Facility
     deferred financing costs..................                74                211                482                611
Other..........................................                47                 12                 64                122
Interest expense (income)......................                66               (505)              (255)            (1,022)
                                                 ----------------   ----------------   ----------------   ----------------
                                                    $       2,612      $       1,724      $       7,076      $       4,530
                                                 ================   ================   ================   ================


NOTE 5:  INCOME TAXES

Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $18 and $474 during the thirteen-week periods ended September 26, 1999 and September 27, 1998, respectively. Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(325) and $1,226 during the thirty-nine week periods ended September 26, 1999 and September 27, 1998, respectively. The Company recorded income tax benefits of approximately $2,100 and $7,900 during the thirteen and thirty-nine week periods ended September 26, 1999, respectively. The benefits were offset by increases in the valuation allowances with respect to the Company's net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1,200 and $4,000 during the thirteen and thirty-nine week periods ended September 27, 1998, respectively. The expense was offset by reductions in the valuation allowances with respect to the Company's net deferred and other tax-related assets.


NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                                           THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                           --------------------                -----------------------
                                                   SEPT. 26, 1999     SEPT. 27, 1998     SEPT. 26, 1999     SEPT. 27, 1998
                                                   --------------     --------------     --------------     --------------
Net income (loss)..............................     $      (5,235)     $       4,024      $     (20,839)     $     13,399
Foreign currency translation adjustment........                (1)              (212)               614              (474)
                                                 ----------------   ----------------   ----------------   ---------------
Comprehensive income (loss)....................     $      (5,236)     $       3,812      $     (20,225)     $     12,925
                                                 ================   ================   =================  ===============

NOTE 7:  RECEIVABLES

Receivables consist of the following:

                                                                    SEPTEMBER 26, 1999           DECEMBER 27, 1998
                                                                    ------------------           -----------------
Accounts receivable - trade..........................                      $    74,570                $    71,079
Other receivables.....................................                          15,992                     16,777
                                                                 ---------------------      ---------------------
                                                                                90,562                     87,856
Less:  Allowance for doubtful accounts................                         (13,844)                    (8,700)
                                                                 ---------------------      ---------------------
Net receivables.......................................                     $    76,718                $    79,156
                                                                 =====================      =====================


NOTE 8:  INVENTORIES

Inventories consist of the following:

                                                                     SEPTEMBER 26, 1999           DECEMBER 27, 1998
                                                                     ------------------           -----------------
LIFO:
         Raw materials - pulp.........................                   $        161                 $        232
         Finished goods...............................                         25,564                       31,417
FIFO:
         Raw materials - other........................                          7,708                        7,346
         Materials and supplies.......................                         21,066                       20,924
                                                                 --------------------       ----------------------
                                                                               54,499                       59,919
         Reserve for excess and
             obsolete items...........................                         (5,413)                      (6,637)
                                                                 --------------------       ----------------------
Net inventories.......................................                   $     49,086                 $     53,282
                                                                 ====================       ======================


NOTE 9:  ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                    SEPTEMBER 26, 1999          DECEMBER 27, 1998
                                                                    ------------------          -----------------
Payroll - wages and salaries, incentive awards,
     retirement, vacation and severance pay............                   $      8,222                $     16,977
Coupons and promotions.................................                          6,950                       5,994
Royalties..............................................                          4,798                         718
Other..................................................                         10,955                       9,957
                                                                  --------------------        --------------------
Total..................................................                   $     30,925                $     33,646
                                                                  ====================        ====================


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

Liabilities subject to compromise are comprised of the following:

                                                                   SEPTEMBER 26, 1999         DECEMBER 27, 1998
                                                                   ------------------         -----------------
Accrued settlement contingency........................                  $     278,500           $       278,500
Bank debt.............................................                         81,397                    81,397
Accounts payable......................................                         39,706                    39,752
Accrued liabilities ..................................                          5,920                     5,920
Deferred compensation.................................                          1,396                     1,290
                                                                 --------------------     ---------------------
                                                                        $     406,919           $       406,859
                                                                 ====================     =====================


NOTE 11:  EARNINGS (LOSS) PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                                            THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                            --------------------              -----------------------
                                                      SEPT. 26, 1999    SEPT. 27, 1998   SEPT. 26, 1999    SEPT. 27, 1998
                                                      --------------    --------------   --------------    --------------

      Net earnings (loss)...................          $       (5,235)    $       4,024   $      (20,839)   $       13,399
                                                      ==============     =============   ==============    ==============

      Weighted average number of common
               shares used in basic EPS
               (000's)......................                  11,950            11,938           11,949            11,933
      Effect of dilutive securities:
               Stock options (000's)........                       -                 -                -                 1
                                                      --------------     -------------   --------------    --------------
      Weighted number of common shares and
               potentially dilutive common
               stock in dilutive EPS (000's)                  11,950            11,938           11,949            11,934
                                                      ==============     =============   ==============    ==============

      Basic earnings (loss) per common share          $         (.44)    $         .34   $        (1.74)   $         1.12
                                                      ==============     =============   ==============    ==============
      Diluted earnings (loss) per common share        $         (.44)    $         .34   $        (1.74)   $         1.12
                                                      ==============     =============   ==============    ==============

Options to purchase 661,667 and 712,989 shares of common stock outstanding during the periods ending September 26, 1999 and September 27, 1998, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings (loss) per share are the same for the periods ended September 26, 1999 and September 27, 1998 because the computation of diluted earnings (loss) per share was anti-dilutive.


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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Equity Committee appointed in the Chapter 11 reorganization proceeding filed a notice of appeal of the P&G Approval Order with the Federal District Court for the Northern District of Georgia and a motion to expedite briefing. On October 14, 1999, the Georgia District Court denied the Equity Committee's motion for expedited briefing and offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the P&G Approval Order to permit the Equity Committee to take its appeal of the P&G settlement directly to the 11th Circuit Court of Appeals. On October 15, 1999, the Equity Committee consented to the Georgia District Court's adoption of the P&G Approval Order and has since filed a notice of appeal in the 11th Circuit Court of Appeals.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described below, will have a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, once the P&G Approval Order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the P&G Approval Order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of a Contempt Motion by P&G in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. -- On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the then pending action. Legal fees and costs in connection with this litigation have been significant.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000 of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when the added costs will be fully offset. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

On October 29, 1999, in accordance with the terms of the K-C Settlement Agreement, K-C dismissed with prejudice its complaint in the Texas action and the Company dismissed with prejudice its counterclaims in the Texas action. On November 4, 1999, K-C filed a stipulation dismissing with prejudice its related filings in the Georgia District Court. On November 2, 1999, the parties exchanged mutual releases pursuant to the Settlement Agreement.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above.

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring to acquire the Company as part of a plan of reorganization. The bidding procedures provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Bankruptcy Court denied the Equity Committee's motion. The Equity Committee has appealed the Bankruptcy Court's order and the denial of its motion to the Georgia District Court. On November 5, 1999, the Company and the Equity Committee filed a joint motion seeking to extend the briefing schedule in this matter pending the completion of ongoing global settlement discussions between the parties.

On August 25, 1999, with the support of the Creditors' Committee, the Company filed the Plan with the Bankruptcy Court. The Plan provides an alternative to the Wellspring Proposal. In accordance with Bankruptcy Court-approved auction procedures, an alternative transaction competing with the Wellspring Proposal was proposed to the Company on September 15, 1999. An auction was commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Committees, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Committees, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed the Amended Plan which incorporates the Wellspring Proposal, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provides that, in the event the proposed Wellspring transaction is not consummated, the proponents may pursue confirmation of a stand-alone plan of reorganization. The Amended Plan specifies, among other things, the type and amount of value to be distributed under either the Wellspring or the stand-alone alternative, as the case may be. The Bankruptcy Court has set a hearing date of November 17, 1999 to consider approval of the Disclosure Statement.

By Order of the Bankruptcy Court on July 20, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended through and including August 31, 1999. By Order of the Bankruptcy Court on October 26, 1999, the Company's exclusive right to solicit acceptances to the Amended Plan has been extended through and including January 31, 2000.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75,000 financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of September 26, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1,950 in letters of credit issued under the DIP Credit Facility at September 26, 1999. The DIP Credit Facility contains customary covenants. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's $75,000 debtor-in-possession credit facility with the Chase Manhattan Bank extending the facility's maturity date to March 26, 2000. See Note 13.

Legal fees and costs in connection with the Chapter 11 reorganization proceeding have been and will continue to be significant. The Company believes it is positioned to emerge from Chapter 11 protection in the first quarter of 2000.

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

The Company has entered into a Settlement Agreement, subject to Bankruptcy Court approval, with Ms. Tracy whereby the Company will pay Ms. Tracy $500 in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also grants a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent they are selling products manufactured by the Company and its Affiliates. The Company has filed a motion with the Bankruptcy Court seeking approval of the settlement with Ms. Tracy and a hearing date has been set for December 9, 1999. The Company cannot predict when or if the settlement will be approved.

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


NOTE 13:  BANK CREDIT FACILITIES

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, certain subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended by the First Amendment dated January 30, 1998, the Second Amendment dated March 23, 1998, the Third Amendment dated April 15, 1998, the Fourth Amendment dated September 28, 1998 and the Fifth Amendment dated June 14, 1999, Chase and a syndicate of banks have made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility may not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility has a sublimit of $10,000 for the issuance of letters of credit. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's $75,000 DIP Credit Facility extending the facility's maturity date to March 26, 2000.

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

As of September 26, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1,950 in letters of credit issued under the DIP Credit Facility at September 26, 1999.

The Company has notified Chase that it believes it will not meet a financial covenant contained in the DIP Credit Facility during the fourth quarter of 1999. The Company is currently in discussions with Chase regarding an amendment or waiver of this covenant.

At December 28, 1997, the Company maintained a $150,000 revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled
$70,000. Interest was at fixed or floating rates based on the financial institution's cost of funds. Paragon Trade Brands (Canada) Inc. ("PTB Canada") had guaranteed obligations under this revolving credit facility. These guarantees were subsequently canceled. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50,000 in uncommitted lines of credit. Borrowings under these lines of credit totaled $12,800 at December 28, 1997. As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit.

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

PTB Canada entered into a new $3,000 Cdn operating credit facility with a financial institution dated February 11, 1998. Borrowings under the prior Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. The credit facility was terminated on September 3, 1999 in connection with the cessation of manufacturing operations at the Brampton facility.


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

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
THIRTEEN WEEKS ENDING SEPTEMBER 26, 1999                      Infant Care       Incontinence        Other             Total
----------------------------------------                     -------------    --------------    -------------   -------------
   Net sales...............................                  $     125,031    $       3,476     $           -   $     128,507
   Operating profit (loss).................                             90           (3,604)                -          (3,514)

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
THIRTEEN WEEKS ENDING SEPTEMBER 27, 1998                      Infant Care       Incontinence        Other             Total
----------------------------------------                     -------------    --------------    -------------   -------------
   Net sales...............................                  $     129,239    $       1,782     $       5,972   $     136,993
   Operating profit (loss).................                          7,832           (3,611)              775           4,996

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
THIRTY-NINE WEEKS ENDING SEPTEMBER 26, 1999                   Infant Care       Incontinence        Other             Total
-------------------------------------------                  -------------    --------------    -------------   -------------
   Net sales...............................                  $     363,476    $       9,123     $           -   $     372,599
   Operating loss..........................                         (6,760)         (10,163)                -         (16,923)

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
THIRTY-NINE WEEKS ENDING SEPTEMBER 27, 1998                   Infant Care       Incontinence        Other             Total
-------------------------------------------                  -------------    --------------    -------------   -------------
   Net sales...............................                  $     382,609    $       4,838     $      14,834   $     402,281
   Operating profit (loss).................                         24,008           (9,624)            1,274          15,658

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

CHAPTER 11 PROCEEDINGS

The Company has previously disclosed that The Procter & Gamble Company ("P&G") filed a lawsuit in 1994 against it in the United States District Court for the District of Delaware alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

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

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing. The Company is currently operating as a debtor-in-possession under the Bankruptcy Code.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appointed in the Chapter 11 reorganization proceeding filed a notice of appeal of the P&G Approval Order with the Federal District Court for the Northern District of Georgia and a motion to expedite briefing. On October 14, 1999, the Georgia District Court denied the Equity Committee's motion for expedited briefing and offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the P&G Approval Order to permit the Equity Committee to take its appeal of the P&G settlement directly to the 11th Circuit Court of Appeals. On October 15, 1999, the Equity Committee consented to the Georgia District Court's adoption of the P&G Approval Order and has since filed a notice of appeal in the 11th Circuit Court of Appeals. See "--Risks and Uncertainties" below, and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "K-C Approval Order"). On August 16, 1999, the Equity Committee filed an emergency motion with the Bankruptcy Court seeking an 80-day stay of the K-C Settlement Agreement pending an appeal by the Equity Committee to the Georgia District Court. The Bankruptcy Court denied the Equity Committee's request, but granted a limited stay through August 25, 1999 to permit the Georgia District Court to consider the matter. On August 24, 1999, the Georgia District Court heard arguments on the Equity Committee's motion for an emergency 80-day stay. At that time, the limited stay was extended to September 3, 1999 by agreement of the parties in order to allow the Georgia District Court to further consider the matter. On September 2, 1999, the Georgia District Court issued an order denying the Equity Committee's motion for an emergency stay. In denying the Equity Committee's request, the Georgia District Court found, among other things, that the Equity Committee had failed to show that it has a substantial likelihood of success on its appeal of the K-C settlement. The Georgia District Court also found that the K-C Approval Order was thorough and that the Bankruptcy Court did not abuse its discretion in approving the K-C settlement. The Georgia District Court offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the K-C Approval Order to permit the Equity Committee to take its appeal of the K-C settlement directly to the 11th Circuit Court of Appeals, in which event, the Georgia District Court stated that it would enter a limited stay through October 28, 1999. On September 8, 1999, the Equity Committee consented to the procedure proposed by the Georgia District Court. On October 27, 1999, the 11th Circuit Court of Appeals denied the Equity Committee's motion for a further stay of the K-C Approval Order, as well as its motion for an expedited appeal.

The Company has previously disclosed that it had been notified by the New York Stock Exchange ("NYSE") during 1998 that as a result of the $200 million settlement contingency related to the P&G litigation and the Company's net loss in 1997, certain minimum listing requirements had not been maintained. Trading in the common stock of the Company on the NYSE was suspended prior to the opening of trading on July 8, 1999. As of July 9, 1999, the common stock of the Company began trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board under the symbol PGNFQ.

The Company believes it is positioned to emerge from Chapter 11 protection in the first quarter of 2000. See "Notes 1 and 12 of Notes to Financial Statements" and "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS" herein.


                     THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999
              COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998

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

A net loss of $5.2 million was incurred in the third quarter of 1999 compared to net earnings of $4.0 million in the third quarter of 1998. Management believes that reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume, start-up costs associated with new product initiatives and higher bankruptcy costs all contributed to the loss in the third quarter of 1999.

Basic loss per share in the third quarter of 1999 was $.44 compared to basic earnings per share of $.34 in the third quarter of 1998. Including the effects of contractual interest, net of tax and excluding the effect of the bankruptcy costs, net of tax, and the tax valuation allowance matters discussed below, basic loss per share was $.20 in the third quarter of 1999 compared to basic earnings of $.25 per share in the third quarter of 1998.

Infant care operating profit was $.1 million in the third quarter of 1999 compared to an operating profit of $7.8 million in the third quarter of 1998. Lower unit volume, increased royalties and product costs, manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives all contributed to the infant care earnings decrease. These negative items were partially offset by favorable product pricing and a transfer price reconciliation discussed below.

Feminine care and adult incontinence operating losses were $3.6 million in both the third quarter of 1999 and third quarter of 1998. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence business during the first three quarters of 1999 and during 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $128.5 million in the third quarter of 1999 compared to $137.0 million in the third quarter of 1998.

Infant care net sales decreased 3.3 percent to $125.0 million in the third quarter of 1999 compared to $129.2 million in the third quarter of 1998. Unit sales decreased 8.3 percent to 794 million units in the third quarter of 1999 compared to 866 million units in the third quarter of 1998. Management believes that the decrease in sales was due to a number of reasons including increased consumer preference for premium priced products, increased consumer preference for the mechanical closure system offered by one of the national brand competitors, continued pricing and promotional pressures and the uncertainties related to the Company's Chapter 11 proceedings.

The Company believes that certain product performance issues it has experienced throughout 1999 have been addressed. Volume also remained under pressure during the quarter from discounts and promotional allowances by branded manufacturers and value segment competitors and the carryover effects of the product performance issues experienced throughout 1999. Sales prices are expected to remain under pressure due to continued competitive initiatives from both national brand and store brand competitors and a prolonged Chapter 11 reorganization proceeding. However, the roll-out of an improved Ultra diaper which incorporates stretch tabs and a new hook and loop closure system, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs had a favorable impact on volume during the third quarter of 1999 and are expected to increase volume, as compared to the first half of 1999, during the fourth quarter of 1999 and 2000. In addition, shipments to a major customer that had been suspended in 1998 resumed during the third quarter and are expected to build to more normal levels during the remainder of 1999.

The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the fourth quarter of 1999. The Company expects to offset the loss of this business with a new product introduction that began rollout during the third quarter of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume. The Company has also been notified that another large customer will shift the Company's diaper volume to another store brand competitor during the fourth quarter of 1999. This loss of business is expected to negatively impact results during the fourth quarter and in the future.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, average sales prices during the third quarter of 1999 were higher compared to the third quarter of 1998. Pricing, however, will remain under pressure due to competitive factors previously discussed and the Company's continuing Chapter 11 reorganization proceeding. See "RISKS AND UNCERTAINTIES" herein.

Feminine care and adult incontinence sales increased to $3.5 million in the third quarter of 1999 compared to $1.8 million in the third quarter of 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing has significantly impacted the ability to attract additional sales. The Company expects this condition to persist until the Company's emergence from Chapter 11. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other net sales of $6.0 million in the third quarter of 1998 relate to Changing Paradigms which was sold in October of 1998.

COST OF SALES

Overall cost of sales in the third quarter of 1999 was $110.2 million compared to $109.1 million in the third quarter of 1998. As a percentage of net sales, cost of sales was 85.8 percent in the third quarter of 1999 compared to 79.6 percent in the third quarter of 1998.

Infant care cost of sales was $103.5 million in the third quarter of 1999 compared to $99.6 million in the third quarter of 1998. As a percentage of net sales, infant care cost of sales was 82.8 percent in the third quarter of 1999 compared to 77.1 percent in the third quarter of 1998. Management believes that this increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements entered into in the first quarter of 1999 with P&G and K-C. Product costs have increased significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of a new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above. The royalties and increased product costs are expected to continue into the future. The Company anticipates that the inefficiencies associated with the product start-ups should improve during 2000. The increased costs were partially offset by a favorable contractual transfer price reconciliation of $2.6 million with Paragon-Mabesa International S.A. de C.V. ("PMI"), a joint venture in Tijuana, Mexico in which the Company holds a 49% interest. The reconciliation covered the fourth quarter of 1998 and first two quarters of 1999.

Infant care raw material prices, excluding pulp and SAP, were at similar price levels in the third quarter of 1999 compared to the third quarter of 1998. Pulp prices were at slightly higher levels in the third quarter of 1999 compared to the third quarter of 1998. SAP costs were also at higher levels during the third quarter of 1999 compared to the third quarter of 1998 due to the change to the new SAP in the first quarter of 1999. Pulp prices are expected to increase during the fourth quarter of 1999 and throughout 2000. SAP costs are expected to decrease slightly during the same period. All other raw material prices are expected to stay at similar levels throughout 2000.

Infant care depreciation costs were $6.2 million in the third quarter of 1999 compared to $6.4 million in the third quarter of 1998.

Feminine care and adult incontinence cost of sales was $6.7 million in the third quarter of 1999 compared to $4.9 million in the third quarter of 1998. As a percentage of net sales, cost of sales was 191.4 percent in the third quarter of 1999 compared to 272.2 percent in the third quarter of 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other cost of goods sold of $4.6 million in the third quarter of 1998 relates to Changing Paradigms which was sold in October of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $20.9 million in the third quarter of 1999 compared to $22.0 million in the third quarter of 1998. As a percentage of net sales, these expenses were 16.3 percent in the third quarter of 1999 compared to 16.1 percent in 1998. The decrease in SG&A is primarily attributable to lower incentive-based compensation accruals, outside broker commissions and non-bankruptcy related legal charges. These lower costs were partially offset by an increase in packaging design and artwork and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $2.2 million in the third quarter of 1999 compared to $1.1 million in the third quarter of 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. Overall, SG&A expenses, with the exception of promotional spending, are expected to remain at similar levels during the fourth quarter of 1999. Promotional spending is expected to increase during the fourth quarter of 1999 due to introductory marketing costs associated with certain destination store brand programs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $.8 million in the third quarter of 1999 compared to $.9 million in the third quarter of 1998.

INTEREST EXPENSE

Interest expense was $.1 million in both the third quarters of 1999 and 1998. There were no borrowings under the DIP Credit Facility during the third quarter of 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was at breakeven levels in the third quarter of 1999 compared to $.6 million in the third quarter of 1998. The decrease in earnings primarily reflects the effect of the contractual transfer price reconciliation discussed above which was partially offset by improved operating results at PMI.

BANKRUPTCY COSTS

Bankruptcy costs were $2.6 million in the third quarter of 1999 compared to $1.7 million during the third quarter of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11.

INCOME TAXES

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.5 million during the third quarter of 1998. The Company recorded an income tax benefit of approximately $2.1 million during the third quarter of 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets. Realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $1.2 million during the third quarter of 1998, which was offset by a reduction in the valuation allowances.


                   THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998

RESULTS OF OPERATIONS

A net loss of $20.8 million was incurred during the first three quarters of 1999 compared to net earnings of $13.4 million during the first three quarters of 1998. Management believes that reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume and start-up costs associated with new product initiatives and increased SG&A expenditures all contributed to the loss during the first three quarters of 1999. The first three quarters of 1999 results were also negatively impacted by a price concession made to an export customer to address product acceptance issues and by $1.5 million in costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s

Brampton, Ontario facility in June. Included during the first three quarters 1999 results are bankruptcy costs of $7.1 million compared to $4.5 million during the first three quarters of 1998.

Basic loss per share during the first three quarters of 1999 was $1.74 compared to basic earnings per share of $1.12 during the first three quarters of 1998. Excluding the effects of contractual interest, manufacturing closing costs and bankruptcy costs, net of tax, and the tax valuation allowance matters discussed below, basic loss per share was $.84 during the first three quarters of 1999 compared to basic earnings of $.78 per share during the first three quarters of 1998.

Infant care operating losses were $6.8 million during the first three quarters of 1999 compared to an operating profit of $24.0 million during the first three quarters of 1998. Lower unit volume, increased product royalties and material costs, the price concession and cessation of manufacturing discussed above and manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives all contributed to the infant care operating loss.

Feminine care and adult incontinence operating losses were $10.2 million during the first three quarters of 1999 compared to operating losses of $9.6 million during the first three quarters of 1998. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses during the first three quarters of 1999 and during 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon a prompt emergence from Chapter 11 and the successful execution of the Company's feminine care and adult incontinence business plan. The Company cannot predict at this time when it will emerge from Chapter 11 protection. The Company believes that once it emerges from Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. The Company cannot predict, however, whether or when such improved results will be realized. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $372.6 million during the first three quarters of 1999 compared to $402.3 million during the first three quarters of 1998.

Infant care net sales decreased 5.0 percent to $363.5 million during the first three quarters of 1999 compared to $382.6 million during the first three quarters of 1998. Unit sales decreased 8.9 percent to 2,365 million units during the first three quarters of 1999 compared to 2,597 million units during the first three quarters of 1998. Management believes that the decrease in sales was due to a number of reasons, including the discontinuation of shipments to a major customer from mid-1998 until the third quarter of 1999 due to product design issues, certain product performance issues experienced by the Company during the first half of 1999, as well as increased consumer preference for premium priced products, increased consumer preference for the mechanical closure system offered by one of the national brand competitors, continued competitive pressures and the uncertainties related to the Company's Chapter 11 proceedings. In addition, a price concession was made to an export customer during the first quarter of 1999 to address product acceptance issues.

The Company believes that the product performance issues it has experienced throughout 1999 have been addressed. In addition, shipments to the major customer that had been suspended in mid-1998 resumed during the third quarter and are expected to build to more normal levels during the remainder of 1999. Volume remained under pressure during the quarter from discounts and promotional allowances by branded manufacturers and value segment competitors. Infant care volume and sales prices are expected to remain under pressure due to the carryover effect of product performance and design issues, continued competitive initiatives from both national brand and store brand competitors and a prolonged Chapter 11 reorganization proceeding. However, the roll-out of an improved Ultra diaper which incorporates stretch tabs and a new hook and loop closure system, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs had a favorable impact on volume in the third quarter of 1999 and are expected to increase volume, as compared to the first half of 1999, during the fourth quarter of 1999 and 2000.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, excluding the effect of a price concession made to an export customer in the first quarter of 1999 described above, average sales prices during the first three quarters of 1999 were higher compared to the first three quarters of 1998. Pricing, however, will remain under pressure due to competitive factors previously discussed and the Company's continuing Chapter 11 reorganization proceeding. See "RISKS AND UNCERTAINTIES" herein.

The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the fourth quarter of 1999. The Company expects to offset the loss of this business with a new product introduction that began rollout during the third quarter of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume. The Company has also been notified that another large customer will shift the Company's diaper volume to another store brand competitor during the fourth quarter of 1999. This loss of business is expected to negatively impact results during the fourth quarter and in the future.

Feminine care and adult incontinence sales increased to $9.1 million during the first three quarters of 1999 compared to $4.8 million during the first three quarters of 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing has significantly impacted the ability to attract additional sales. The Company expects this condition to persist until the Company's emergence from Chapter 11. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other net sales of $14.8 million during the first three quarters of 1998 relate to Changing Paradigms which was sold in October of 1998.

COST OF SALES

Overall cost of sales during the first three quarters of 1999 was $323.1 million compared to $322.2 million during the first three quarters of 1998. As a percentage of net sales, cost of sales was 86.7 percent during the first three quarters of 1999 compared to 80.1 percent during the first three quarters of 1998.

Infant care cost of sales was $201.0 million during the first three quarters of 1999 compared to $197.4 million during the first three quarters of 1998. As a percentage of net sales, infant care cost of sales was 84.3 percent during the first three quarters of 1999 compared to 77.9 percent in 1998. Management believes that this increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume and new product rollouts, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C. Product costs have increased significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of the new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above. The royalties and increased product costs are expected to continue into the future. The Company anticipates that the inefficiencies associated with the product start-ups should improve during 2000.

Infant care raw material prices, primarily pulp, were at similar price levels during the first three quarters of 1999 compared to the first three quarters of 1998. SAP costs, however, increased during the first three quarters of 1999 compared to the first three quarters of 1998. Pulp prices are expected to increase during the fourth quarter of 1999 and throughout 2000. SAP costs are expected to decrease slightly during the same period. All other raw material costs are expected to remain at similar levels throughout 2000.

Infant care depreciation costs were $18.6 million during the first three quarters of 1999 compared to $19.3 million in the first three quarters of 1998.

Feminine care and adult incontinence cost of sales was $18.6 million during the first three quarters of 1999 compared to $13.2 million during the first three quarters of

1998. As a percentage of net sales, cost of sales was 204.4 percent during the first three quarters of 1999 compared to 275.0 percent during the first three quarters of 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other cost of goods sold of $12.0 million in the first three quarters of 1998 relates to Changing Paradigms which was sold in October of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A  expenses  were $62.1  million  during  the first  three  quarters  of 1999 compared to $61.0 million during the first three quarters of 1998. As a percentage of net sales, these expenses were 16.7 percent during the first three quarters of 1999 compared to 15.2 percent in 1998. The increase in SG&A is primarily attributable to an increase in promotional spending, packaging design and artwork, information technology and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $5.7 million during the first three quarters of 1999 compared to $2.8 million during the first three quarters of 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. These increases were partially offset by lower incentive-based compensation accruals, outside sales commissions and non-bankruptcy related legal charges.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.8 million during the first three quarters of 1999 compared to $3.4 million during the first three quarters of 1998. The decrease is primarily due to lower baby diaper product development and testing costs.

MANUFACTURING OPERATION CLOSING COSTS

As discussed above, $1.5 million in costs were incurred during 1999 related to the cessation of manufacturing operations at the Company's Brampton, Ontario facility during the second quarter. The costs were primarily severance and other employee-related expenses.

INTEREST EXPENSE

Interest expense was $.3 million during the first three quarters of 1999 and 1998. There were no borrowings under the DIP Credit Facility during the first three quarters of 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.1 million during the first three quarters of 1999 compared to $2.1 million during the first three quarters of 1998. The decrease in earnings reflects the write-off of capitalized start-up costs and losses associated with the Company's China joint venture.

BANKRUPTCY COSTS

Bankruptcy costs were $7.1 million during the first three quarters of 1999 compared to $4.5 million during the first three quarters of 1998. These costs were primarily related to professional fees and are expected to continue at similar to higher levels until the Company emerges from Chapter 11.

INCOME TAXES

Income tax expense (benefit) for the subsidiaries not included in the Chapter 11 filing was $(.3) million during the first three quarters of 1999 compared to $1.2 million during the first three quarters of 1998. The Company recorded an income tax benefit of approximately $7.9 million during the first three quarters of 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future. The Company recorded income tax expense of approximately $4.0 million during the first three quarters of 1998, which was offset by a reduction in the valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 1999, cash flow from earnings (losses) and non-cash charges was $5.6 million compared to $37.9 million during the first three quarters of 1998. The reduction is attributable to the operating losses incurred during the first three quarters of 1999.

During the first three quarters of 1999, cash flow was positively impacted by a reduction in inventory and increases in accounts payable. These benefits were partially offset by a reduction of checks issued but not cleared and accrued liabilities due to the payment of 1998 incentive based compensation. Receivable balances, which increased during the third quarter of 1999, are expected to decrease in the fourth quarter. Cash flow was also positively impacted by $6.4 million of receipt of proceeds from property and equipment sales.

The cash produced from operations supported capital expenditures of $25.3 million for the first three quarters of 1999, including approximately $1.8 million of computer software and consulting costs compared to $26.0 million, including $7.5 million of computer software and consulting costs in the same period of 1998. The expenditures during the first three quarters of 1999 were primarily related to the addition of increased training pant capacity and new product enhancements. Capital spending is expected to total approximately $32.0 million during 1999 which the Company expects will be funded through a combination of internally generated funds and borrowings under the DIP Credit Facility.

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

As of September 26, 1999 there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1.9 million in letters of credit issued under the DIP Credit Facility at September 26, 1999.

The Company has notified Chase that it believes it will not meet a financial covenant contained in the DIP Credit Facility during the fourth quarter of 1999. The Company is currently in discussions with Chase regarding an amendment or waiver of this covenant.

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

THE COMPANY'S STATE OF READINESS

Most of the Year 2000 issues arising with respect to the Business Systems of the Company have been addressed by replacement of the majority of those systems with SAP R/3 enterprise resource planning software. The SAP software was implemented and operating at the Company's corporate headquarters and in its U.S. infant care plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The SAP implementation should help significantly minimize any Year 2000 related disruptions for approximately 80 percent of the Company's Business Systems at those locations. The Company estimates that the SAP implementation and its other Year 2000 efforts thus far have addressed 95 percent of the critical Year 2000 exposures related to its Business Systems as a whole. The remaining systems to the extent necessary are being addressed and are expected to be fully assessed, remediated or replaced, tested and implemented by the end of the fourth quarter of 1999. With respect to Business Systems that will not be addressed by the overall SAP implementation, the Company is currently addressing certain issues with certain of its desktop computer operating systems. Approximately 90 percent of the desktop computers used by the Company have currently been addressed and the Company expects to complete the remaining 10 percent by the end of the fourth quarter of 1999. Overall, the Company currently anticipates completion of remediation and testing of all of its critical Business Systems by the end of the fourth quarter of 1999.

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

Year 2000 problems with respect to certain material customers that prevent the taking or filling of orders for products or interfere with the collections process could have a material impact on the Company. Approximately 80 percent of the Company's orders for products are delivered via electronic data interchange facilities ("EDI"). The SAP implementation is designed to address Year 2000 related issues for Company systems required for these EDI exchanges, but the Company is not able to control the EDI facilities of its customers. The Company surveyed its customer base as to their EDI facilities and their overall Year 2000 state of preparedness during the fourth quarter of 1998. The Company has received survey responses from customers who, in the aggregate, represent more than 90 percent of its 1998 revenues. The Company has also conducted Year 2000 testing of EDI with approximately 90 percent of those customers. Neither the survey results nor the testing revealed significant Year 2000 related problems which would materially impair the Company's ability to conduct EDI exchanges with its customers, although such testing should not be considered a conclusive indicator of how EDI exchanges will perform in the future. The Company is attempting to obtain survey responses from those material customers who have not yet responded and conduct testing with those remaining material customers with whom it has not yet tested prior to the end of the fourth quarter of 1999. The Company has also prepared an inventory and surveyed those vendors, service providers and raw materials suppliers that may have a material impact on the Company in the event of Year 2000 problems. Approximately 85 percent of the suppliers surveyed have responded and have not indicated any anticipated Year 2000 problems which, taken on their own, should significantly adversely affect operations critical to the Company's ability to realize revenues. The Company is continuing to follow up with suppliers who have not yet responded to the survey and is otherwise addressing related issues in its contingency planning process.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total costs associated with required modifications to address Year 2000 related issues for the Company has been material to the Company's financial position. The cost of the project through September 26, 1999 was $23.4 million, the majority of which was related to the SAP implementation. It is not possible to identify what portion of the total SAP cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues with respect to its former Business Systems. The future cost of the Year 2000 project is estimated to be approximately $1.0 million. All of the costs are expected to be funded through operating cash flow and bank borrowings.

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

RISKS AND UNCERTAINTIES

INCREASED COSTS. As a part of the License Agreements entered into in connection with the Company's settlements with P&G and K-C, the Company will incur significant added costs in the form of running royalties payable to both parties for sales of the licensed diaper and training pant products. While the Company believes that the royalties being charged by P&G and K-C under their respective License Agreements are approximately the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, the royalties will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs are expected to increase. These royalties are also expected to be partially offset by the price increases discussed below to the extent such increases are realized and maintained.

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company has changed to a new SAP for its diapers and training pants which exhibits certain performance characteristics. The Company experienced certain product performance issues which it believes impacted volume for the first half of 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative, the Company cannot predict at this time whether or when the added costs will be fully offset. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

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

TERMINATION OF LICENSE AGREEMENTS. Because the P&G Approved Order has not yet become a "Final Order," as defined in the Settlement Agreement, the License Agreements are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of P&G's Contempt Motion in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "PART II: OTHER INFORMATION, ITEM 1: LEGAL PROCEEDINGS."

PRICING. The Company announced in the fourth quarter of 1998 that it would implement a price increase of 5 percent. A significant part of this price increase is required to offset the increased costs of certain of the Company's infant care product designs. Additional price increases are needed to fully offset the added royalty cost to be incurred by the Company pursuant to the P&G and K-C settlements described above. Should the Company not be able to realize future price increases, its margins are expected to continue to be negatively impacted.

VOLUME. The Company has been informed that one of the Company's major customers will shift a significant portion of the Company's existing volume to a competitor during the fourth quarter of 1999. The Company expects to offset the loss of this business with a new product introduction that began during the third quarter of 1999 with the same customer, but cannot predict at this time when or whether such new volume will be sufficient to offset the loss of existing volume. The Company has also been notified that another large customer will shift the Company's diaper volume to another store brand competitor during the fourth quarter of 1999. This loss of business is expected to negatively impact results during the fourth quarter and in the future.

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

SUBSEQUENT EVENT

The Company has previously disclosed that it has accepted a commitment from Citicorp USA, Inc. for a $75 million working capital facility (the "Citicorp Commitment") for reorganized Paragon. The Citicorp Commitment is also available to Paragon should it pursue confirmation of either (i) the Wellspring transaction or (ii) a stand-alone plan of reorganization, both as provided under the Amended Plan. The Citicorp Commitment is subject to, among other things, the completion of legal due diligence, execution by the parties of definitive documents and approval by the Bankruptcy Court.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company's fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the P&G settlement, Paragon grants P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware Action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation.

The Equity Committee appointed in the Chapter 11 reorganization proceeding filed a notice of appeal of the P&G Approval Order with the Federal District Court for the Northern District of Georgia and a motion to expedite briefing. On October 14, 1999, the Georgia District Court denied the Equity Committee's motion for expedited briefing and offered the Equity Committee the option of consenting to the Georgia District Court's adoption of the P&G Approval Order to permit the Equity Committee to take its appeal of the P&G settlement directly to the 11th Circuit Court of Appeals. On October 15, 1999, the Equity Committee consented to the Georgia District Court's adoption of the P&G Approval Order and has since filed a notice of appeal in the 11th Circuit Court of Appeals.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described herein, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

Under the terms of the P&G Settlement Agreement, once the P&G Approval Order becomes "Final," as defined in the Settlement Agreement, the Company will withdraw with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G will withdraw with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. Because the P&G Approval Order has not yet become a Final Order, as defined in the Settlement Agreement, the P&G License Agreements described above are terminable at P&G's option. If the P&G License Agreements are terminated, the Company could be faced with having to convert to a diaper design other than the dual cuff design covered by the licenses. At this time, the Company's only viable alternative product design is the single cuff product which is the subject of a Contempt Motion by P&G in Delaware. P&G has informed the Company that it is P&G's present intention, while not waiving any contractual or other legal rights P&G might have, to continue to operate as if the Settlement Agreement has been approved by a Final Order, as defined therein, and not to terminate the licenses. See "PART
I:  FINANCIAL  INFORMATION,

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES" above.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. - On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the then pending action. Legal fees and costs in connection with this litigation have been significant.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company grants K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company has entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $2 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $2 million in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs are also expected to be partially offset by price increases announced by the Company in the fourth quarter of 1998 to the extent such price increases are realized and maintained.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company remains within the SAP Safe Harbor. The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when the added costs, as well as increased promotional and marketing spending, will be fully offset. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 1999 and potentially beyond.

On October 29, 1999, in accordance with the terms of the K-C Settlement Agreement, K-C dismissed with prejudice its complaint in the Texas action and the Company dismissed with prejudice its counterclaims in the Texas action. On November 4, 1999, K-C filed a stipulation dismissing with prejudice its related filings in the Georgia District Court. On November 2, 1999, the parties exchanged mutual releases pursuant to the Settlement Agreement. See "PART I:
FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

IN RE PARAGON TRADE BRANDS, INC. - As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G which found, in essence, two of P&G's diaper patents to be valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settles all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: "RISKS AND UNCERTAINTIES" above.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above. See "PART I: FINANCIAL INFORMATION, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee relating to a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization. The bidding procedures provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Bankruptcy Court denied the Equity Committee's motion. The Equity Committee has appealed the Bankruptcy Court's order and the denial of its motion to the Georgia District Court. On November 5, 1999, the Company and the Equity Committee filed a joint motion seeking to extend the briefing schedule in this matter pending the completion of ongoing global settlement discussions between the parties.

On August 25, 1999, with the support of the Official Committee of Unsecured Creditors (the "Creditors' Committee" and, together with the Equity Committee, the "Committees"), the Company filed a stand-alone plan of reorganization (the "Plan") with the Bankruptcy Court. The Plan provides an alternative to a proposal by Wellspring to acquire the Company as part of a plan of reorganization (the "Wellspring Proposal."). In accordance with Bankruptcy Court-approved auction procedures, an alternative transaction competing with the Wellspring Proposal was proposed to the Company on September 15, 1999. An auction was commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Creditors' Committee, the Equity Committee, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the
Creditors' Committee, the Equity Committee, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed an amendment to the Plan (the "Amended Plan") which incorporates the Wellspring Proposal, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provides that, in the event the proposed Wellspring transaction is not consummated, the proponents may pursue confirmation of a stand-alone plan of reorganization. The Amended Plan specifies, among other things, the type and amount of value to be distributed under either the Wellspring or the stand-alone alternative, as the case may be. The Bankruptcy Court has set a hearing date of November 17, 1999 to consider approval of the Disclosure Statement.

By Order of the Bankruptcy Court on July 20, 1999, the Company's exclusivity period, during which time only the Company can propose a plan of reorganization, was extended through and including August 31, 1999. By Order of the Bankruptcy Court on October 26, 1999, the Company's exclusive right to solicit acceptances to the Amended Plan has been extended through and including January 31, 2000.

On January 30, 1998, the Company received Bankruptcy Court approval of a $75 million financing facility with a bank group led by The Chase Manhattan Bank. This facility is designed to supplement the Company's cash on hand and operating cash flow and to permit the Company to continue to operate its business in the ordinary course. As of September 26, 1999, there were no outstanding direct borrowings under this facility. The Company had an aggregate of $1.9 million in letters of credit issued under the DIP Credit Facility at September 26, 1999. The DIP Credit Facility contains customary covenants. In early July 1999, the Bankruptcy Court approved modifications to the terms of the Company's $75 million debtor-in-possession credit facility with the Chase Manhattan Bank extending the facility's maturity date to March 26, 2000.

Legal fees and costs in connection with the Chapter 11 reorganization proceeding have been and will continue to be significant. The Company believes it is positioned to emerge from Chapter 11 protection in the first quarter of 2000.

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

The Company has entered into a Settlement Agreement, subject to Bankruptcy Court approval, with Ms. Tracy whereby the Company will pay Ms. Tracy $500,000 in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also grants a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent they are selling products manufactured by the Company and its Affiliates. The Company has filed a motion with the Bankruptcy Court seeking approval of the settlement with Ms. Tracy and a hearing date has been set for December 9, 1999. The Company cannot predict when or if the settlement will be approved.

OTHER - The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party, except for the Chapter 11 filing and the P&G and K-C matters discussed above, will not have a material adverse effect on its financial condition or results of operations.


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

         Exhibit 10.20.1         Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of September 28,
                                 1998(13)



         Exhibit 10.20.2         Fifth Amendment to Revolving Credit and Guaranty Agreement dated as of June 14, 1999(14)

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

         Exhibit 10.34           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 10.35           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(13)

         Exhibit 11              Computation of Per Share Earnings (See Note 11 to Financial Statements)

         Exhibit 27              Financial Data Schedule (for SEC use only)

(b) Report on Form 8-K dated August 24, 1999 regarding the filing of the Company's Stand-Alone Plan of Reorganization.


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

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(13) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(14) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PARAGON TRADE BRANDS, INC.



                                                    By  /S/ ALAN J. CYRON
                                                       -------------------------
                                                        Alan J. Cyron
                                                        Chief Financial Officer





November 10, 1999

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

         Exhibit 10.20.1         Fourth Amendment to Revolving Credit and Guaranty Agreement dated as of September 28,
                                 1998(13)

         Exhibit 10.20.2         Fifth Amendment to Revolving Credit and Guaranty Agreement dated as of June 14, 1999(14)

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


(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(13) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(14) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999.