Form 10-K405
period 1999-12-26
PARAGON TRADE BRANDS INC
filed 2000-03-27
CIK 889429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1999

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                           REGISTERED
         -------------------                  ------------------------------
Common Stock, par value $.01 per share                     N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----        -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X      No
                            -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 29, 2000, there were 11,891,000 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such stock held by nonaffiliates of the Registrant was $118,891,000 (based on the deemed value of $10.00 per share of the common stock distributed pursuant to the Company's Plan of Reorganization as of January 28, 2000).

                                                        Exhibit Index on Page 85

                           PARAGON TRADE BRANDS, INC.
                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K


                                     PART I
                                                                                                                    PAGE

Item 1:       BUSINESS                                                                                                1

Item 2:       PROPERTIES                                                                                              9

Item 3:       LEGAL PROCEEDINGS                                                                                       9

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    13


                                     PART II

Item 5:       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS                                                                                    13

Item 6:       SELECTED FINANCIAL DATA                                                                                14

Item 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                                  16

Item 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                             31

Item 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                            32

Item 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                                                                   67


                                    PART III

Item 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                     67

Item 11:      EXECUTIVE COMPENSATION                                                                                 69

Item 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                         78

Item 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                         80


                                     PART IV

Item 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                        80

                                     Page i

                                     PART I

ITEM 1:       BUSINESS

GENERAL

Paragon Trade Brands, Inc. (the "Company") is the leading manufacturer of store brand infant disposable diapers in North America. The Company manufactures a line of premium and economy diapers, training pants and feminine care and adult incontinence products which are distributed throughout North America, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the Company's products under their own store brand names. The Company has also established international joint ventures in Mexico, Argentina, Brazil and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

RECENT DEVELOPMENTS

On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under its Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan"). All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring Capital Management LLC ("Wellspring") and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for a cash contribution of $115.2 million. Under the Plan, general unsecured creditors of the Company are entitled to receive their pro-rata share of $115.4 million in cash and $146.0 million of 11.25 percent senior subordinated notes due 2005 (the "New Notes"). A total of 178,365 shares and 625,821 warrants to purchase additional shares of the Company's new common stock will be distributed to holders of old common stock under the Plan. Common stockholders of record as of January 13, 2000 will receive .0149 shares of the Company's new common stock and .0524 warrants for each share of the Company's old common stock held on such date and surrendered in accordance with the Plan. The warrants are transferable, have an exercise price of $18.91 per share and expire on January 28, 2010. General unsecured creditors and stockholders of record as of January 13, 2000 are entitled to receive their pro-rata share of the proceeds, if any, of certain litigation claims that remain with the estate and which will be prosecuted on their behalf by the litigation claims representative appointed under the Plan. The Company had filed for Chapter 11 protection on January 6, 1998 after losing a material patent litigation case described herein. See "REORGANIZATION CASE" and "ITEM 3: LEGAL PROCEEDINGS."

On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95 million financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. ("Citicorp"). The maximum borrowing under the Credit Facility may not exceed the lesser of $95 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15 million for the issuance of letters of credit. The Credit Facility contains customary financial covenants. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RECENT DEVELOPMENTS."

On January 28, 2000, the Company issued the New Notes as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants.

The Company will record the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RECENT DEVELOPMENTS."

REORGANIZATION CASE

The Company has previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware (the "Delaware District Court") alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion which found that two of P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The Delaware District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178.4 million was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

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

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, Chase made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility could not have exceeded the lesser of $75 million or an available amount as determined by a borrowing base formula. The DIP Credit Facility had a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expired on January 28, 2000, the date the Company consummated its plan of reorganization described below. As part of its exit from Chapter 11, the Company entered into the Credit Facility, as described below.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That suit was consolidated with the then-pending action.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "K-C Approval Order"). The Equity Committee appealed the K-C Approval Order. See "ITEM 3: LEGAL PROCEEDINGS."

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee (the "Bidding Procedures Order") relating to a proposed investment by Wellspring, a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). The Bidding Procedures Order provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee appealed the Bidding Procedures Order. See "ITEM 3: LEGAL PROCEEDINGS."

On August 25, 1999, with the support of the Official Committee of Unsecured Creditors (the "Creditors' Committee" and, together with the Equity Committee, the "Committees"), the Company filed a stand-alone plan of reorganization (the "Initial Plan") with the Bankruptcy Court. The Initial Plan provided an alternative to the Wellspring Transaction. In accordance with the Bidding Procedures Order, an auction commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Committees, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Committees, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed an amendment to the Plan (the "Amended Plan") which incorporated the Wellspring Transaction, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provided that, in the event the Wellspring Transaction was not consummated, the proponents could have pursued confirmation of a stand-alone plan of reorganization.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and a related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order, the K-C Approval Order and the Bidding Procedures Order. See "RECENT DEVELOPMENTS, "ITEM 3: LEGAL PROCEEDINGS."

As a result of the Chapter 11 filing, the Company has incurred significant costs for professional fees. The Company was also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court. Pursuant to the Plan, a reserve has been established from which any remaining professional fees and expenses related to the Chapter 11 reorganization proceeding will be paid. See "ITEM 3: LEGAL PROCEEDINGS."

The Company has previously disclosed that it had been notified by the New York Stock Exchange ("NYSE") during 1998 that as a result of the $200 million settlement contingency related to the P&G litigation and the Company's net loss in 1997, certain minimum listing requirements had not been maintained. Trading in the common stock of the Company on the NYSE was suspended prior to the opening of trading on July 8, 1999. As of July 9, 1999, the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTCBB") began publishing quotations of the Company's common stock under the symbol PGNFQ. As a result of the Plan, on February 2, 2000, the OTCBB ceased quotations of the Company's common stock. The Company is in the process of attempting to qualify its new common stock for quotation on the OTCBB but cannot predict whether or when such quotation will commence.

PRODUCTS

The Company manufactures several diaper product lines: a premium-quality Ultra line, an Economy line and a Supreme line. The Company also manufactures a line of training pants. Ultra diaper sales accounted for approximately 82 percent, 86 percent and 81 percent of the Company's total unit sales in 1999, 1998 and 1997, respectively. Economy diaper units represented approximately 6 percent, 7 percent and 9 percent of the Company's total unit sales in fiscal years 1999, 1998 and 1997, respectively. The Supreme product represented approximately 5 percent, 4 percent and 5 percent of the Company's total unit sales in fiscal years 1999, 1998 and 1997, respectively. Training pant units represented approximately 7 percent of the Company's total unit sales in 1999 and 4 percent in 1998 and 1997.

The Company's Ultra diaper combines fluff pulp with superabsorbent polymer ("SAP") in the absorbent inner core. SAP is significantly more absorbent and better able to retain liquids than fluff pulp. To enhance performance and appearance, the Ultra diaper incorporates a number of product features comparable to those introduced by national branded manufacturers. The Company now produces its Ultra diaper in six different sizes which are designed to fit babies better as they grow and develop. In 1998, the Company introduced an improved Ultra diaper which incorporated stretch tabs and a hook and loop closure system.

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

The Company's training pant is designed for use by children primarily during their transition from diapers. The Company's training pant utilizes an absorbent core of fluff pulp and SAP and a cloth-like nonwoven outer cover. The Company produces its training pant in two gender-specific sizes and two unisex sizes. In 1999, the Company introduced an enhanced training pant product with improved performance and aesthetic appeal.

In 1996, the Company began manufacturing a line of feminine care products that included ultra thin, maxi and super maxi pads, pantiliners, panty shields and regular and super absorbent tampons. In 1997, the Company began manufacturing a line of adult incontinence products that includes guards, undergarments and bladder control pads. In 1998, the Company curtailed its tampon manufacturing operations, but continues to source tampons through a contract manufacturing relationship.

PRODUCT DEVELOPMENT

To enhance the Company's objective of providing its trade customers with premium-quality store brand disposable diapers, training pants and feminine care and adult incontinence products, the Company devotes significant resources to market research and product design and development to enable it to improve product performance and consumer acceptance. The Company believes that it has the largest product development program of any manufacturer in the U.S. disposable diaper market, other than the national branded manufacturers. The Company spent approximately $3.6 million, $4.2 million and $5.1 million on research and development in fiscal years 1999, 1998 and 1997, respectively.

PATENT RIGHTS

Because of the emphasis on product innovations in the disposable diaper, feminine care and adult incontinence markets, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit the Company's ability to keep up with branded product innovations by prohibiting the Company from introducing products with comparable features. To protect its competitive position, the Company has created an intellectual property portfolio through development, acquisition and licensing that includes approximately 300 U.S. and foreign patents relating to disposable diaper, feminine care and adult incontinence product features and manufacturing processes. The Company also subjects new product innovations to a rigorous patent clearance process which includes a review by the Company's outside patent counsel. This process is designed to minimize patent risk related to the Company's products. See "ITEM 3:
LEGAL PROCEEDINGS" and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS: RISK AND UNCERTAINTIES."

MAJOR CUSTOMERS

The Company's net sales to its largest trade customer, Wal-Mart Stores, Inc., and Sam's Club, a division of Wal-Mart Stores, Inc., represented an aggregate of approximately 25 percent, 19 percent and 15 percent of total net sales in fiscal years 1999, 1998 and 1997, respectively. As is customary in the infant disposable diaper market, the Company in most cases does not have long-term contracts with its trade customers. The Company estimates that approximately 7 percent of net sales were to trade customers in Canada in fiscal years 1999, 1998 and 1997, respectively.

FOREIGN OPERATIONS

On January 26, 1996, the Company through its wholly owned subsidiary PTB International, Inc. ("PTBI") completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa"), the second largest manufacturer of infant disposable diapers in Mexico, for $15.3 million in cash plus additional consideration based on Mabesa's future financial results through 2001. The Company also acquired an option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. In 1999, 1998 and 1997, based on Mabesa's prior year's financial results, the Company paid additional consideration of $.2 million, $2.8 million and $3.4 million, respectively.

In addition, PTBI acquired a 49 percent interest for $1.6 million in cash in Paragon-Mabesa International ("PMI"), a joint venture that developed a diaper manufacturing facility in Tijuana, Mexico. An affiliate of Mabesa owns the remaining 51 percent. The Company sold certain assets to PMI as part of the development of PMI's manufacturing facility in Tijuana, Mexico. The Company has assisted in financing the equipment, building construction and start-up of the Tijuana, Mexico facility which is completely operational. The Company has signed a Product Supply Agreement with PMI and purchases substantially all of PMI's production for sale to North American trade customers.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Mabesa owns the remaining 51 percent. Stronger has been used to establish joint ventures in Argentina and Brazil and can be used to establish additional Latin American joint ventures. In each of 1998 and 1999, PTBI made additional capital contributions of $2.0 million to Stronger.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina, for approximately $11.6 million in cash plus additional consideration based on Serenity's future financial results through 2000. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5.7 million to Stronger, its pro-rata share of the purchase price, and paid additional consideration of $.6 million in 1998. Stronger paid the 1999 additional consideration. PTBI has guaranteed Stronger's additional consideration obligation which is estimated not to exceed an aggregate of $1.2 million in 2000.

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

In 1998, Paragon established Goodbaby Paragon Hygienic Products Co. Ltd. ("Goodbaby"), a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. Paragon purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved by the Chinese government at $15 million, to be funded over a two-year period. A joint venture business license was approved by the Chinese government on December 31, 1997. Groundbreaking for a new factory took place in February 1998. The joint venture began production and distribution of infant disposable diapers in October 1998. Paragon made capital contributions to Goodbaby of $4.0 million in 1998 and $.8 million in 1999.

RAW MATERIALS

The principal raw material components of the Company's products are SAP, fluff pulp, polyethylene backsheet, polypropylene nonwoven liner, closure systems, hotmelt adhesive, elastic and tissue.

One of the primary raw materials used in the production of disposable diapers is SAP. In April 1998, the Company entered into an agreement with Clariant International Ltd. (subsequently purchased by BASF Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 2001. Fluff pulp, a product made from wood fibers, is another primary raw material. The Company's agreement with Weyerhaeuser Company ("Weyerhaeuser") pursuant to which it purchased 100 percent of its requirements of bleached chemical fluff pulp expired August 31, 1998. The Company has continued purchasing substantially all of its fluff pulp requirements from Weyerhaeuser. The Company believes that at least two other sources of supply exist for fluff pulp.

The Company's gross margins are significantly impacted by raw material prices, especially the price of fluff pulp which can fluctuate dramatically. The Company's operating results benefited from relatively favorable fluff pulp market prices in 1998 and 1999 but may be adversely affected by anticipated increases in raw material prices, primarily fluff pulp, in 2000. See "ITEM 7:
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS: RISKS AND UNCERTAINTIES."

COMPETITION-Disposable Diapers

National Branded Manufacturers

The principal aspects of competition from the national branded manufacturers are price, product quality, product innovation and customer service. The U.S. disposable diaper market is led by the national brands manufactured by P&G and K-C. The Company estimates that, in 1999, the national branded manufacturers accounted for approximately 74 percent of all U.S. disposable diaper sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the infant disposable diaper market.

The market for disposable diapers is divided into the premium and value segments. The premium segment accounts for approximately 60 percent of the unit volume. Both K-C and P&G dominate the premium segment. The value segment of the industry, which the Company estimates accounted for approximately 40 percent of unit volume in 1999, is highly competitive. The Company includes store brands, control labels, P&G's Luvs(R), Drypers(R), Fitti(R), and all other regional brands in the value segment.

In total, P&G is the dominant manufacturer in the U.S. diaper market, with approximately 40 percent market share. P&G manufactures two brands: Pampers(R), its premium brand with approximately 26 percent market share, and Luvs, its value brand with 14 percent market share. K-C manufactures the number one diaper brand, Huggies(R), with approximately 34 percent market share. K-C does not offer a value brand, but supplies some store brand training pants within the value segment.

Price has been a significant variable in the competitive strategy of the national branded companies and the value segment in the past three years. In recent years, pricing pressure has been most evident in the shift of volume to mass merchants who aggressively sell multi-packs. Multi-packs represent a package configuration that provides the consumer two, three, four or six times the amount of diapers found in a standard convenience count package. These multi-packs sell at unit prices 10 to 15 percent below the branded convenience count package. For most of 1998, pricing pressures and a shift of volume to mass merchants continued. In October of 1998, the national brands instituted a 5 percent price increase on certain of their product offerings. The Company implemented a similar price increase on certain of its products in the fourth quarter of 1998. The Company has realized some of the benefit of the price increase. Competitive factors have prevented and may continue to prevent the Company from realizing the full benefit of the price increase. The Company believes that the national branded manufacturers have lower per unit costs and higher margins than the Company, principally due to their higher volume and prices, coupled with fewer variations in product and packaging. In addition, the national branded manufacturers have access to substantially greater financial resources than the Company. As a result, the Company believes that the national branded manufacturers are capable of maintaining or reducing prices, even in an environment of rising raw material prices.

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

While  in  recent  years  the  Company  has  been  able  to  introduce   product
enhancements comparable to those introduced by the national branded manufacturers, there can be no assurance that the Company will be able to continue to introduce such product innovations at the pace required to remain competitive with the national branded manufacturers. Producing comparable products could adversely affect the Company's gross margins. To the extent that the Company is unable to introduce comparable products due to the patent landscape, it could experience a decline in net sales and net earnings. See "ITEM 3: LEGAL PROCEEDINGS" and "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

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

Value Segment

The Company competes in the value segment of the market with national value brands and store brand products. As with the national branded competition, price has been a significant variable in the competitive strategy of the value segment in the past three years. The value segment is also characterized by excess capacity. The Company's largest competitor in the value segment is P&G with its Luvs brand. The next largest competitor is Drypers Corp. K-C also produces store brand training pants.

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

COMPETITION-Feminine Care & Adult Incontinence

The principal bases of competition in the feminine care and adult incontinence market are price, product quality, product innovation and customer service. The U.S. feminine care and adult incontinence retail market is led by national branded manufacturers including K-C, P&G, Johnson and Johnson, Inc., and Playtex Products, Inc. The Company estimates that in 1999, the national branded manufacturers accounted for approximately 92 percent of all U.S. feminine care and approximately 76 percent of all U.S. adult incontinence sales. The market position of these manufacturers, relative to the Company, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the feminine care market and adult incontinence market. Another manufacturer is the dominant supplier of store brand feminine care products. The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses in 1999, 1998 and 1997 and expects these losses to continue near-term. The Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan now that the Company has emerged from Chapter 11. The Company believes that with the distractions and uncertainties related to Chapter 11 behind it, the feminine care and adult incontinence business will see an increase in sales and improved results. There can be no assurances, however, that such improved results will be realized. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RISKS AND UNCERTAINTIES."

EMPLOYEES

At December 26, 1999, the Company had approximately  1,150 full-time  employees,
including   approximately  930  employees  located  at  its  four  manufacturing facilities.

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

See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: FORWARD-LOOKING STATEMENTS."

ITEM 2:       PROPERTIES

As of December 26, 1999, the Company operated four manufacturing facilities, with plants located in the United States at Macon, Georgia; Harmony, Pennsylvania; Gaffney, South Carolina; and Waco, Texas. The Company owned a plant in Canada at Brampton, Ontario.

The following table summarizes the physical properties that were held by the Company at December 26, 1999:

                                                                                APPROXIMATE
                                                                                    SIZE
               LOCATION                                  USE                     (SQ. FEET)                OWNED/LEASED
---------------------------------------          ---------------------       -------------------        -------------------
INFANT CARE:
     Brampton, Ontario                              Held for Sale                    76,000                   Owned
     Harmony, Pennsylvania                          Manufacturing                   173,000                   Owned
     Macon, Georgia                                 Manufacturing                   308,000                   Owned
     Waco, Texas                                    Manufacturing                   151,000                   Owned
FEMININE CARE AND ADULT INCONTINENCE:
     Gaffney, South Carolina                        Manufacturing                   213,000                   Leased
CORPORATE AND OTHER:
     Norcross, Georgia                               Headquarters                    69,000                   Owned

The facility in Brampton, Ontario was sold in February 2000.


ITEM 3:       LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a lawsuit in January 1994 in the Delaware District Court alleging that the Company's "Ultra" infant disposable diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the Delaware District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation were significant.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal. The appeal was fully briefed, and oral argument was scheduled for February 5, 1999.

The Judgment had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C.
Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998. See "--IN RE PARAGON TRADE BRANDS, INC.," below.

P&G filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $2.3 billion (without trebling) to $6.5 billion (with trebling), which included a claim of $178.4 million for the Delaware Judgment. See "--IN RE PARAGON TRADE BRANDS, INC.," below.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the P&G settlement, Paragon granted P&G an allowed unsecured prepetition claim of $158.5 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation. The Equity Committee appealed the P&G Approval Order.

While the Company believes that the royalty rates being charged by P&G are the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, these royalties, together with royalties to be paid to K-C described herein, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs have been partially offset by price increases announced by the Company in the fourth quarter of 1998 and will continue to be offset to the extent such price increases are maintained.

Under the terms of the P&G Settlement Agreement, the Company has withdrawn with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G has withdrawn with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. In addition, pursuant to the terms of the Plan, the Equity Committee has withdrawn with prejudice its appeal of the P&G Approval Order. See "--IN RE PARAGON TRADE BRANDS, INC." below.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. - On October 26, 1995, K-C filed a lawsuit against the Company in the U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the then-pending action. Legal fees and costs in connection with this litigation were significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation were stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10, 1998 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the District Court for the Northern District of Georgia. The Company objected to K-C's appeal and sought to have it dismissed. K-C also filed a motion with the District Court in Atlanta to withdraw the reference (the "Withdrawal Motion") with respect to all matters pertaining to its proof of claim from the jurisdiction of the Bankruptcy Court. By order executed February 18, 1999, the appeal, the Withdrawal Motion and the Company's motion to dismiss the appeal were dismissed by the District Court without prejudice to the right of either party within sixty days to re-open the actions if a settlement was not consummated. See "--IN RE PARAGON TRADE BRANDS, INC." below.

The Company has previously disclosed that had K-C prevailed on its claims, an award of all or a substantial portion of the relief requested by K-C could have had a material adverse effect on the Company's financial condition and its results of operations.

K-C filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $893 million (without trebling) to $2.3 billion (with trebling). See "--IN RE PARAGON TRADE BRANDS, INC.," below.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company granted K-C an allowed unsecured prepetition claim of $110 million and an allowed administrative claim of $5 million. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200 million of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200 million in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5 million, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed. The Equity Committee appealed the K-C Approval Order.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff design, the Company's overall raw material costs have increased. These royalty costs have been partially offset by price increases announced by the Company in the fourth quarter of 1998 and will continue to be offset to the extent such price increases are maintained.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of SAP in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when the added costs will be fully offset. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 2000 and potentially beyond.

On October 29, 1999, in accordance with the terms of the K-C Settlement Agreement, K-C dismissed with prejudice its complaint in the Texas action and the Company dismissed with prejudice its counterclaims in the Texas action. On November 4, 1999, K-C filed a stipulation dismissing with prejudice its related filings in the Georgia District Court. On November 2, 1999, the parties exchanged mutual releases pursuant to the Settlement Agreement. In addition, in accordance with the terms of the Plan, the Equity Committee has withdrawn with prejudice its appeal of the K-C Approval Order. See "--IN RE PARAGON TRADE BRANDS, INC." below.

IN RE PARAGON TRADE BRANDS, INC. - As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G finding that two of P&G's diaper patents were valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178.4 million were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets, permitted the Company to appeal the Delaware District Court's decision in an orderly fashion and afforded the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC.," above.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settles all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above.

On July 12, 1999, the Bankruptcy Court approved the Bidding Procedures Order relating to the Wellspring Transaction. The Bidding Procedures Order provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Bankruptcy Court denied the Equity Committee's motion. The Equity Committee appealed the Bidding Procedures Order.

On August 25, 1999, with the support of the Creditors' Committee, the Company filed the Initial Plan with the Bankruptcy Court. The Initial Plan provided an alternative to the Wellspring Transaction. In accordance with the Bidding Procedures Order, an auction was commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Creditors' Committee, the Equity Committee, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Creditors' Committee, the Equity Committee, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed the Amended Plan which incorporated the Wellspring Transaction, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provided that, in the event the Wellspring Transaction was not consummated, the proponents could have pursued confirmation of a stand-alone plan of reorganization.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order, the K-C Approval Order and the Bidding Procedures Order. See Note 15 of Notes to Consolidated Financial Statements.

On January 28, 2000, the Company entered into the Credit Facility with a bank group led by Citicorp. This facility is designed to supplement the Company's cash on hand and operating cash flow. As of March 7, 2000, there were $12 million in direct borrowings outstanding under this facility and an aggregate of $2 million in letters of credit issued thereunder. The Credit Facility contains customary financial covenants.

Legal fees and costs in connection with the Chapter 11 reorganization proceeding were significant.

TRACY PATENT - The Company previously received notice from a Ms. Rhonda Tracy that Ms. Tracy believed the Company's diapers infringe a patent issued in August 1998 to Ms. Tracy (U.S. Patent No. 5,797,824). The Company responded, based upon advice of its independent patent counsel, that it believes its products do not infringe any valid claim of Ms. Tracy's patent. On April 29, 1999, the Company received notice that Ms. Tracy had filed suit in the United States District Court for the Northern District of Illinois against K-C, Tyco International, Ltd., Drypers Corporation and a number of the Company's customers, alleging infringement of her patent. The Company was not named as a defendant in this suit. Rather, Ms. Tracy indicated in her April 29, 1999 letter that the Company would be sued upon completion of the current suit.

The Company and Ms. Tracy entered into a Settlement Agreement, which was approved by the Bankruptcy Court on December 8, 1999, pursuant to which the Company paid Ms. Tracy $500,000 in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also granted a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent they are selling products manufactured by the Company and its Affiliates.

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a certain K-C patent related to a method and apparatus for attaching a graphic patch to a disposable absorbent garment. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. The Company is currently evaluating the suit.

OTHER - The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party will not have a material adverse effect on its financial condition or results of operations.


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established Friday, January 7, 2000 as the voting deadline for the Plan and Thursday, January 13, 2000 as the date for a hearing to consider confirmation of the Plan.

In accordance with the Bankruptcy Court's November 18, 1999 order, the Disclosure Statement was mailed by Bankruptcy Services, LLC ("BSI"), Paragon's Balloting Agent, to all record holders of the Company's common stock as of November 1, 1999, along with solicitation materials seeking their vote in favor of the Plan. After the Bankruptcy Court-approved voting deadline of January 7, 2000, BSI tabulated the votes received in favor of the

Plan. The following table sets forth the number of stockholders who voted for, against and abstained from voting for the Plan.

Votes For:                                3,638,026
Votes Against:                              156,625
Abstentions:                                  2,400
Broker Nonvotes:                          8,061,961

Under the Bankruptcy Code, abstentions and broker nonvotes are not counted for purposes of plan approval.


                                     PART II

ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

As of February 29, 2000, there were 262 holders of record of the Company's common stock. The Company has not paid dividends on its common stock. The Company's Credit Facility prohibits the Company from paying cash dividends. Upon termination of the Credit Facility or any other agreement with similar restrictions on dividends, the Board of Directors will determine future dividend policy based upon the Company's results of operations, financial condition, capital requirements and other circumstances. The Company is in the process of attempting to qualify its new common stock for quotation on the OTCBB. See "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS: RISKS AND UNCERTAINTIES." See "Note 21 of Notes to Consolidated Financial Statements" regarding the quarterly high and low price range of the Company's old common stock then outstanding. The Company did not sell any securities of the Company that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 26, 1999.


ITEM 6:       SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company on a historical basis as described below. The selected consolidated financial data as of December 26, 1999 and December 27, 1998, have been derived from the audited consolidated financial statements of the Company which are included in Item 8 of this annual report on Form 10-K. The selected consolidated financial data as of December 28, 1997, December 29, 1996 and December 31, 1995, and for the years then ended have been derived from the audited consolidated financial statements of the Company. The Company uses a 52/53-week year for financial reporting purposes. The fiscal year ended December 31, 1995 reflects 53 weeks of operations.

(Dollar amounts in millions, except per share data)

                                             1999              1998               1997               1996              1995
                                       ----------------- ------------------ ------------------ ----------------- -----------------
EARNINGS STATEMENT DATA(1)
Net Sales                               $    498.7        $    535.2          $   562.0          $   581.9         $    518.8
EBITDA(2)                               $     13.3        $     58.4          $    62.5          $    91.5         $     46.2
Operating profit (loss)                 $    (25.5)(3)    $    (58.0)(4)      $  (183.8)(5)      $    35.7(6)      $     (3.6)(7)
Net earnings (loss)                     $    (28.4)(3)    $    (65.4)(4)(8)   $  (212.7)(5)(9)   $    21.1(6)      $     (3.4)(7)

PER SHARE DATA(1)
Basic earnings (loss) per share         $    (2.37)(3)    $    (5.48)(4)(8)   $  (17.86)(5)(9)   $    1.76(6)      $     (.29)(7)

BALANCE SHEET DATA(1)
Total assets                            $    400.5        $    429.3          $   376.1          $   373.1         $    266.7
Liabilities subject to
     compromise                         $    406.7        $    406.9          $       -          $       -         $        -
Long-term debt                          $        -        $        -          $    70.0          $    70.0         $        -
Shareholders' equity (deficit)          $    (89.8)       $    (61.8)         $     5.0          $   214.7         $    191.7

OTHER DATA
Capital spending                        $     26.0        $     28.3          $    49.4          $    48.9         $     17.4
Depreciation and amortization           $     37.2        $     34.5          $    35.5          $    38.8         $     36.0
Diaper units sold (millions)                 3,176             3,463              3,689              3,761              3,378

------------------

(1)      See Notes 1, 4 and 16 of Notes to Consolidated Financial Statements.

(2)      Operating  profit (loss)  before  interest,  taxes,   depreciation  and
amortization and nonrecurring charges discussed in footnotes 3, 4, 5, 6 and 7 below ("EBITDA").

(3)      Includes $1.6 for the closure of Brampton, Ontario facility.

(4) Includes settlement contingencies of $78.5 for the estimated settlement costs of P&G's and K-C's claims asserted in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action, and a $3.4 asset impairment of the Company's tampon manufacturing line. See Notes 1, 4 and 16 of Notes to Consolidated Financial Statements and "ITEM 3: LEGAL PROCEEDINGS."

(5) Includes settlement contingency of $200 for an adverse judgment in a patent litigation matter with P&G and $10.6 of asset impairments and inventory adjustments related to the write-off of software and consulting costs and the discontinuation of the Company's tampon manufacturing operation. See Notes 1, 4 and 16 of Notes to Consolidated Financial Statements.

(6) Includes costs for the integration of Pope & Talbot's disposable diaper business purchased in February 1996 and costs related to the relocation of the corporate headquarters to Atlanta. Excluding these costs, operating profit would be $52.7, net earnings would be $31.7 and basic earnings per share would be $2.64.

(7) Includes restructuring and charges taken in the first quarter of 1995 for the closure of the La Puente, California plant, corporate headquarters staff reductions, and other charges. Excluding these charges, operating profit would be $10.1, net earnings would be $5.4 and basic earnings per share would be $.46.

(8)      Includes a $32.6 reserve against deferred and other tax-related assets.

(9)      Includes a $100.2 reserve against deferred and other tax-related assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

RECENT DEVELOPMENTS

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring purchased 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for $115.2 million. Under the Plan, general unsecured creditors of the Company are entitled to receive their pro-rata shares of $115.4 million in cash and the New Notes. A total of 178,365 shares and 625,821 warrants to purchase additional shares of the Company's new common stock will be distributed to holders of old common stock under the Plan. Common stockholders of record as of January 13, 2000 will receive .0149 shares of the Company's new common stock for each share of the Company's old common stock and .0524 warrants for each share of the Company's old common stock held on such date and surrendered in accordance with the Plan. The warrants are transferable, have an exercise price of $18.91 per share and expire on January 28, 2010. General unsecured creditors and stockholders of record as of January 13, 2000 are entitled to receive their pro-rata share of the proceeds, if any, of certain litigation claims that remain with the estate and which will be prosecuted on their behalf by the litigation claims representative appointed under the Plan.

CREDIT FACILITY. On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into the Credit Facility. The maximum borrowing under the Credit Facility may not exceed the lesser of $95 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15 million for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

The Credit  Facility  provides that  borrowings  will bear interest at a rate of
1.50 percent in excess of Citibank's base rate, or at the Company's option, a rate of 2.50 percent in excess of the reserve adjusted eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid based upon the Company's leverage ratio and could decrease by a maximum of .5 percent and increase by a maximum of .25 percent. The Company will pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees.

On January 28, 2000, the Company borrowed approximately $15.0 million to consummate the Plan. As of March 7, 2000 the Company had approximately $12.0 million of borrowings and $2.0 million in letters of credit outstanding under the Credit Facility. See "RISKS AND UNCERTAINTIES" herein.

SENIOR SUBORDINATED NOTES. On January 28, 2000, the Company issued the New Notes as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates. SEE "RISKS AND UNCERTAINTIES" herein.

FRESH START ACCOUNTING. The Company will record the reorganization and related transactions using "fresh start" accounting as required by SOP 90-7 issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, the reorganization value will be allocated to specific tangible and identifiable assets and liabilities. The following Selected Consolidated Pro Forma Financial Data (Unaudited) reflect the Plan and fresh start accounting as if the Plan was consummated on December 26, 1999.

                 SELECTED CONSOLIDATED PRO FORMA FINANCIAL DATA
                                   (Unaudited)

                                                                      Adjustments                            Pro-Forma
                                             Pre-Fresh Start           To Record                            Fresh Start
                                              Balance Sheet             Plan Of          Fresh Start       Balance Sheet
                                            December 26, 1999         Confirmation       Adjustments     December 26, 1999
                                            -----------------         ------------       -----------     -----------------
Current assets                                 $      155,707     $     (17,656)(1)(3)  $          -        $      138,051
Long-term assets                                      213,913             1,222 (2)            7,564               222,699
Goodwill                                               30,900                 -              (30,900)                    -
                                            -----------------    ---------------       --------------      ---------------
Total assets                                   $      400,520     $     (16,434)        $    (23,336)       $      360,750
                                            =================    ===============       ==============      ===============
Current liabilities                            $       76,499     $      (5,048)(1)(3)  $     (3,508)       $       67,943
Liabilities subject to compromise                     406,723          (406,723)(1)(4)             -                     -
Long-term debt                                              -           164,507 (5)                -               164,507
Other long-term liabilities                             7,115                 -                    -                 7,115
                                            -----------------    ---------------       --------------      ---------------
Total liabilities                                     490,337          (247,264)              (3,508)              239,565

Shareholders equity (deficit)                         (89,817)          230,830 (6)          (19,828)              121,185
                                            -----------------    ---------------       --------------      ---------------
Total liabilities and shareholder's
     equity (deficit)                          $      400,520     $     (16,434)        $    (23,336)       $      360,750
                                            =================    ===============       ==============      ===============

------------------

(1) To record reduction of cost to pay certain liabilities subject to compromise and reduction of certain receivables that were offset against liabilities subject to compromise.

(2)      To record deferred financing costs of the Credit Facility.

(3) To record payment of certain accrued professional fees related to the bankruptcy.

(4) To record the extinguishment of liabilities subject to compromise per the Plan.

(5) To record the issuance of the New Notes and borrowings under the Credit Facility.

(6) To record the issuance of 11,891,000 shares of common stock at $10 per share, issuance of 625,821 warrants, gain from extinguishment of debt and certain fees arising from confirmation of the Plan.

CHAPTER 11 PROCEEDINGS

The Company has previously disclosed that P&G filed a lawsuit in 1994 against it in the United States District Court for the District of Delaware alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. The Company also disclosed that if P&G were to prevail on its claims, an award of all or a substantial amount of the relief requested by P&G could have had a material adverse effect on the Company's financial condition and results of operations.

On December 30, 1997, the District Court issued a Judgment and Opinion finding that two of P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178.4 million was not entered by the District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Judgment was entered on the docket in Delaware in such a manner that P&G would have been able to begin placing liens on the Company's assets. As a result, the Company filed for relief under Chapter 11 of the Bankruptcy Code on January 6, 1998. None of the Company's subsidiaries were included in the Chapter 11 filing. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company, which arose prior to the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. The Equity Committee appealed the P&G Approval Order. See "ITEM 3: LEGAL PROCEEDINGS."

On October 26, 1995, K-C filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That suit was consolidated with the then-pending action.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. The Equity Committee appealed the K-C Approval Order. See "ITEM 3: LEGAL PROCEEDINGS."

On July 12, 1999, the Bankruptcy Court approved the Bidding Procedures Order relating to the Wellspring Transaction. The Bidding Procedures Order provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee appealed the Bidding Procedures Order.

On August 25, 1999, with the support of the Creditors' Committee, the Company filed the Initial Plan. The Initial Plan provided an alternative to the Wellspring Transaction. In accordance with the Bidding Procedures Order, an auction commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Committees, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Committees, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed the Amended Plan which incorporated the Wellspring Transaction, as modified by the

Company after consultation with its various creditor constituencies. The Amended Plan also provided that, in the event the Wellspring Transaction was not consummated, the proponents could have pursued confirmation of a stand-alone plan of reorganization.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order, the K-C Approval Order and the Bidding Procedures Order. See "RECENT DEVELOPMENTS", "ITEM 3: LEGAL PROCEEDINGS

As a result of the Chapter 11 filing, the Company has incurred significant costs for professional fees. The Company was also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court. Pursuant to the Plan, a reserve has been established from which any remaining professional fees and expenses related to the Chapter 11 reorganization proceeding will be paid. See "ITEM 3: LEGAL PROCEEDINGS."

The Company has previously disclosed that it had been notified by the NYSE during 1998 that as a result of the $200 million settlement contingency related to the P&G litigation and the Company's net loss in 1997, certain minimum listing requirements had not been maintained. Trading in the common stock of the Company on the NYSE was suspended prior to the opening of trading on July 8, 1999. As of July 9, 1999, the OTCBB began publishing quotations of the Company's common stock under the symbol PGNFQ. As a result of the Plan, on February 2, 2000, the OTCBB ceased quotations of the Company's common stock. The Company is in the process of attempting to qualify its new common stock for quotation on the OTCBB but cannot predict whether or when such quotation will commence.

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

YEAR ENDED DECEMBER 26, 1999 COMPARED TO YEAR ENDED DECEMBER 27, 1998

RESULTS OF OPERATIONS

A net loss of $28.4 million was incurred during 1999 compared to a net loss of $65.4 million during 1998. Included in the results for 1999 were $9.6 million of bankruptcy costs. The results in 1999 were also negatively impacted by a price concession made to an export customer to address product acceptance issues and by $1.6 million in costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s ("PTB Canada") Brampton, Ontario facility in June. The total of the bankruptcy costs and plant closure costs was $6.9 million, net of the effect on income taxes. The results for 1999 were also negatively impacted by a reserve of $6.2 million taken against the Company's net deferred and other tax-related assets as well as a decrease in the expected tax benefit of $4.9 million due to certain non-deductible bankruptcy costs.

Included in the results for 1998 were accrued settlement contingencies of $78.5 million representing the balance of the estimated settlement costs of P&G's and K-C's claims in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action. See "Notes 1 and 16 of Notes to Consolidated Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1998 were $6.3 million of bankruptcy costs and a $3.4 million asset impairment writedown related to the Company's tampon manufacturing line. The total of the settlement contingencies, bankruptcy costs and asset impairment writedown was $54.2 million, net of the effect of income taxes. The results in 1998 were also negatively impacted by a reserve of $32.6 million taken against the Company's net deferred and other tax-related assets.

Excluding the settlement contingencies, bankruptcy costs, asset impairment and tax-related adjustments discussed above, management believes that reduced volume, higher royalties and product costs, manufacturing inefficiencies due to the lower volume and start-up costs associated with new product initiatives and increased SG&A expenditures all contributed to the larger loss in 1999 compared to 1998.

Basic loss per share during 1999 was $2.37 compared to basic loss per share of $5.48 during 1998. Excluding the effects of loss contingencies, manufacturing closing costs and bankruptcy costs, net of tax, and the tax valuation allowance matters discussed above, basic loss per share was $1.16 during 1999 compared to basic earnings per share of $1.52 during 1998, after adjusting for contractual interest charges in both years.

Infant care operating losses were $11.5 million during 1999 compared to an operating loss of $42.2 million during 1998. The $78.5 million of settlement contingencies in 1998, discussed above, materially impacted infant care operating results. Excluding the contingencies, infant care operating profits were $36.3 million in 1998. Lower unit volume, increased royalties and product costs, the price concession and the cessation of manufacturing discussed above and manufacturing inefficiencies due to lower volume and start-up costs associated with new product initiatives all contributed to the infant care operating loss in 1999 compared to the operating profit, excluding contingencies, in 1998.

Feminine care and adult incontinence operating losses were $14.0 million during 1999 compared to operating losses of $16.9 million during 1998. The improved results were due to increased volume and cost management initiatives. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses during 1999, 1998 and 1997. While the Company expects these losses to continue near-term, the Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan now that the Company has exited Chapter 11. The Company believes that with the distractions and uncertainties of Chapter 11 behind it, the feminine care and adult incontinence business will see an increase in sales and improved results. There can be no assurances, however, that such improved results will be realized. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $498.7 million during 1999 compared to $535.2 million reported in 1998.

Infant care net sales decreased 5.2 percent to $486.1 million during 1999 compared to $512.8 million during 1998. Unit sales decreased 6.9 percent to 3,176 million units during 1999 compared to 3,413 million units during 1998. Management believes that the decrease in sales was due to a number of reasons, including the discontinuation of shipments to a major customer from mid-1998 until the third quarter of 1999 due to product design issues, certain product performance issues experienced by the Company during the first half of 1999, as well as increased consumer preference for premium priced products, increased consumer preference for the mechanical closure system offered by one of the national brand competitors, continued competitive pressures, including loss of certain customers to competitors, and the uncertainties related to the Company's Chapter 11 proceedings. In addition, a price concession was made to an export customer during the first quarter of 1999 to address product acceptance issues.

The Company believes that the product performance issues it has experienced throughout 1999 have been addressed. In addition, shipments to the major customer that had been suspended in mid-1998 resumed during the third quarter of 1999 and are expected to return to normal levels during 2000. Volume remained under pressure during 1999 from discounts and promotional allowances offered by branded manufacturers and value segment competitors. Infant care volume and sales prices are expected to remain under pressure due to the carryover effect of product performance and design issues and continued competitive initiatives from both national brand and store brand competitors. However, the continued roll-out of an improved Ultra diaper which incorporates stretch tabs and a new hook and loop closure system, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs had a favorable impact on volume in the last half of 1999 and are expected to continue to favorably impact results during 2000.

The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to price increases announced by K-C and P&G. As a result, excluding the effect of a price concession made to an export customer in the first quarter of 1999 described above, average sales prices during 1999 were higher compared to 1998. Pricing, however, will remain under pressure due to competitive factors previously discussed.

During the fourth quarter of 1999, one of the Company's major customers began shifting a significant portion of the Company's existing volume to a competitor. The Company expects to offset the loss of this business with new product introductions that began rollout during the third quarter of 1999 with the same customer. During the fourth quarter of 1999, another large customer began shifting the Company's diaper volume to another store brand competitor. This loss of business is expected to negatively impact results for 2000.

Feminine care and adult incontinence sales increased to $12.6 million during 1999 compared to $6.6 million during 1998 due to the shipment of product to new customers. However, the uncertainty caused by the Company's chapter 11 filing significantly impacted the ability to attract additional sales. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other net sales of $15.8 million during 1998 were related to Changing Paradigms, which was sold in October of 1998.

COST OF SALES

Overall cost of sales during 1999 was $435.6 million compared to $428.6 million during 1998. As a percentage of net sales, cost of sales was 87.3 percent during 1999 compared to 80.1 percent during 1998.

Infant care cost of sales was $409.9 million during 1999 compared to $397.1 million during 1998. As a percentage of net sales, infant care cost of sales was
84.3 percent during 1999 compared to 77.4 percent in 1998. Management believes that this increase in costs as a percentage of sales was due to manufacturing inefficiencies due to lower volume and new product rollouts, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C. Product costs have increased significantly in 1999 due to the payment of royalties to P&G and K-C, increased price and usage of the new SAP and increased product and manufacturing costs associated with the continuing roll-out of the improved Ultra diaper described above. The royalties and increased product costs are expected to continue into the future. The Company anticipates that the inefficiencies associated with the product start-ups should decrease during 2000.

Infant care raw material prices, primarily pulp, were at similar price levels during 1999 compared to 1998. SAP costs, however, increased during 1999 compared to 1998. Pulp prices began to increase during the fourth quarter of 1999 and are expected to increase throughout 2000. SAP costs are expected to decrease slightly during the same period. All other raw material costs are expected to remain at similar levels throughout 2000.

Infant care depreciation costs were $25.1 million during 1999 compared to $25.8 million in 1998.

Feminine care and adult incontinence cost of sales was $25.7 million during 1999 compared to $18.6 million during 1998. As a percentage of net sales, cost of sales was 204.0 percent during 1999 compared to 281.8 percent during 1998. The benefit of increased volume and cost management efforts helped to reduce the cost as a percentage of net sales. Depreciation costs were $4.1 million in 1999 compared to $4.7 million in 1998. Overall cost of sales is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

Corporate and other cost of goods sold of $12.9 million in 1998 relates to Changing Paradigms, which was sold in October of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $83.4 million during 1999 compared to $78.4 million during 1998. As a percentage of net sales, these expenses were 16.7 percent during 1999 compared to 14.6 percent in 1998. The increase in SG&A is primarily attributable to an increase in promotional spending, packaging design and artwork, information technology and sales and marketing expenditures. Depreciation and amortization costs included in SG&A increased to $7.5 million during 1999 compared to $3.9 million during 1998. This increase resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. These increases were partially offset by lower incentive-based compensation accruals, outside sales commissions and non-bankruptcy related legal charges. Expenses are expected to decrease in 2000 primarily due to lower promotional spending and packaging design and artwork.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.6 million during 1999 compared to $4.2 million during 1998. The decrease is primarily due to lower baby diaper product development and testing costs.

MANUFACTURING OPERATION CLOSING COSTS

As discussed above, $1.6 million in costs were incurred during 1999 related to the cessation of manufacturing operations at PTB Canada's Brampton, Ontario facility during the second quarter. The costs were primarily severance and other employee-related expenses.

INTEREST EXPENSE

Interest expense was $.5 million during 1999 and 1998. There were no direct borrowings under the DIP Credit Facility during 1999 or 1998.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $2.3 million during 1999 compared to $4.1 million during 1998. The decrease in earnings reflects the write-off of capitalized start-up costs, losses associated with the Company's China joint venture and losses associated with the Company's Brazil joint venture.

DIVIDEND INCOME

Dividend income of $1.0 million was recorded in 1999 compared to $.9 million in 1998. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for using the cost method and included in the corporate and other segment.

BANKRUPTCY COSTS

Bankruptcy costs were $9.6 million during 1999 compared to $6.3 million during 1998. These costs were primarily related to professional fees.

INCOME TAXES

Income tax benefit was $1.4 million in 1999 compared to income tax expense of $8.1 million in 1998. In 1999, the Company recorded a reserve adjustment of $6.2 million against its net deferred and other tax-related assets. The Company also reduced its tax benefit by $4.9 million to account for the effects of certain non-deductible bankruptcy costs. In 1998, the Company recorded a reserve of $32.6 million against its net deferred and other tax-related assets. The reserve was necessary as the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards.


YEAR ENDED DECEMBER 27, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997

RESULTS OF OPERATIONS

A net loss of $65.4 million was incurred during 1998 compared to a net loss of $212.7 million in 1997. Included in the results for 1998 were accrued settlement contingencies of $78.5 million representing the balance of the estimated settlement costs of P&G's and K-C's claims in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action. See "Notes 1 and 16 of Notes to Consolidated Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1998 was $6.3 million of bankruptcy costs and a $3.4 million asset impairment writedown relating to the Company's tampon manufacturing line that was taken out of service in early 1998. The total of the settlement contingencies, bankruptcy costs and asset impairment writedown was $54.2 million, net of the effect of income taxes. The results in 1998 were also negatively impacted by a reserve of $32.6 million taken against the Company's net deferred and other tax-related assets.

Included in the 1997 results was an estimated accrued settlement contingency of $200 million for the P&G patent litigation judgment and associated litigation costs. See "Notes 1 and 16 of Notes to Consolidated Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein. Also included in the results for 1997 were asset impairments and other write-offs totaling $10.6 million related to the write-off of software and consulting costs related to the enterprise-wide information system installation and discontinuation of the Company's tampon production. The total of the loss contingency and asset impairments was $129.5 million, net of the effect of income taxes. The results in 1997 were also negatively impacted by a reserve of $100.2 million taken against the Company's net deferred and other tax-related assets.

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

Infant care net sales decreased 5.9 percent to $512.8 million from $545.2 million in 1997. Unit sales decreased 7.5 percent to 3,413 million diapers in 1998 compared to 3,689 million diapers in 1997. The decrease in sales was primarily due to uncertainties related to the Company's Chapter 11 proceeding and the temporary discontinuation of shipments to a customer during the second half of the year due to product design issues associated with a new product rollout. Volume remained under pressure from discounts and promotional allowances offered by branded manufacturers and value segment competitors and by customer losses to store brand diaper competitors.

Excluding the effect of a favorable product mix, average sales prices for the Company's products during 1998 were lower compared to 1997. The decrease in prices was primarily due to the use of multi-packs by the branded manufacturers and value segment competitors, competitive pressure from store brand diaper competitors and price decreases in Canada. The Company began to implement a price increase of approximately 5 percent during the fourth quarter of 1998 in response to increases announced by K-C and P&G

Feminine care and adult incontinence sales increased to $6.6 million in 1998 from $4.3 million in 1997 due to the initiation of shipments of product to new customers. However, the uncertainty caused by the Company's Chapter 11 filing significantly impacted the Company's ability to attract additional sales.

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

Infant care raw material costs, primarily pulp and SAP, were at lower price levels in 1998 compared to 1997. Infant care labor costs were lower during 1998 compared to 1997.

Infant care labor costs were lower during 1998 compared to 1997. The lower costs reflected increased manufacturing efficiencies including the use of automated packaging. Infant care overhead costs were lower during 1998 compared to 1997 due to cost management efforts.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expenses were $78.4 million in 1998 compared to $76.3 million in 1997. As a percentage of net sales, these expenses were 14.6 percent in 1998 compared to
13.6 percent in 1997. The increase in costs is primarily attributable to an increase in trade merchandising expenses, incentive-based accruals, selling expenses and information system costs related to the Company's new information system installation, which was part of the Company's Year 2000 remediation project. These increased costs were partially offset by lower legal expenses, excluding bankruptcy costs, and packaging artwork and design costs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4.2 million in 1998 compared to $5.1 million in 1997. The decrease was primarily due to a reduction of infant care product development and testing in the second half of 1998.

SETTLEMENT CONTINGENCIES

The settlement contingencies of $78.5 million recorded in 1998 represent additional accruals for the balance of the estimated settlement costs of P&G's and K-C's claims in the Company's Chapter 11 reorganization proceeding, including the settlement of the P&G patent judgment and the K-C Texas action. The settlement contingency of $200 million in 1997 represented the accrual of the estimated liability and associated litigation costs from the adverse judgment in the P&G patent litigation. See "Notes 1 and 16 of Notes to Consolidated Financial Statements" and "ITEM 3: LEGAL PROCEEDINGS" herein.

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

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries, which is included in the corporate and other segment, was $4.1 million in 1998 compared to $1.0 million in 1997. The increase primarily reflected improved operating results of PMI and earnings of Stronger Corporation S.A.

DIVIDEND INCOME

Dividend income of $.9 million was recorded in 1998 compared to $1.1 million in 1997. The dividend represented a distribution from Mabesa, an unconsolidated subsidiary accounted for using the cost method and included in the corporate and other segment.

BANKRUPTCY COSTS

Bankruptcy costs were $6.3 million during 1998. These costs were primarily related to professional fees.

INCOME TAXES

Income tax expense was $8.1 million in 1998 as the Company recorded a reserve of $32.9 million against its net deferred and other tax-related assets. The reserve was necessary as the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards. See "FUTURE REALIZATION OF NET DEFERRED TAX ASSET."

LIQUIDITY AND CAPITAL RESOURCES

During 1999, cash flow from operations was $6.4 million compared to $61.3 million in 1998. Cash flow was negatively impacted by reduced infant care operating profits and continues to be negatively impacted by operating losses in the feminine care and adult incontinence business. During 1998, cash flow was positively impacted by an increase of approximately $37.6 million in postpetition accounts payable and checks issued but not cleared. During 1999, cash flow was positively impacted by a reduction in inventory and receivables. These benefits were partially offset by a reduction of checks issued but not cleared. Cash flow was also positively impacted by $6.4 million of proceeds from property and equipment sales and $5.6 million in scheduled repayments of advances to an unconsolidated subsidiary.

The cash produced from operations and cash and short-term investments supported capital expenditures of $27.7 million and $37.3 million in 1999 and 1998, respectively. These capital expenditures included approximately $1.7 million and $9.0 million in 1999 and 1998, respectively, of computer software and consulting costs related to the installation of a new business information system, which was the primary component of the Company's Year 2000 remediation efforts discussed below. The expenditures during 1999 were primarily related to the addition of increased training pant capacity and new product enhancements. Capital spending is expected to total approximately $28.0 million during 2000 which the Company expects will be funded through a combination of internally generated funds and borrowings under the Credit Facility.

Cash produced from operations and cash and short-term investments supported additional investments of $.8 million in the Company's Goodbaby joint venture in China and $2.0 million in the Company's joint venture in Brazil.

Cash and short-term investments decreased from $22.6 million at December 27, 1998 to $11.7 million at December 26, 1999.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the DIP Credit Facility as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended and restated as of June 14, 1999, Chase and a syndicate of banks made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75 million. The Company's maximum borrowing under the DIP Credit Facility could not exceed the lesser of $75 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation was comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility had a sublimit of $10 million for the issuance of letters of credit. The DIP Credit Facility expired on January 28, 2000 in accordance with its terms and was replaced with the Credit Facility.

At December 26, 1999, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $2.0 million in letters of credit issued under the DIP Credit Facility at December 26, 1999. See "Recent Developments" and "Note 13 of Notes to Consolidated Financial Statements."

On January 28, 2000 the Company entered into the Credit Facility. The maximum borrowing under the Credit Facility may not exceed the lesser of $95 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15 million for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains customary restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

The Credit  Facility  provides that  borrowings  will bear interest at a rate of
1.50 percent in excess of Citibank's base rate, or at the Company's option, a rate of 2.50 percent in excess of the reserve adjusted eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid based upon the Company's leverage ratio and could decrease by a maximum of .5 percent and increase by a maximum of .25 percent. The Company will pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees.

On January 28, 2000, the Company borrowed approximately $15.0 million to consummate the Plan. As of March 7, 2000, the Company had approximately $12.0 million of borrowings and $2.0 million in letters of credit outstanding under the Credit Facility. See "RISKS AND UNCERTAINTIES" AND "RECENT DEVELOPMENTS."

At December 28, 1997, the Company maintained a $150 million revolving credit facility with a group of nine financial institutions available through February 2001. At December 28, 1997, borrowings under this credit facility totaled $70 million. The Company also had access to short-term lines of credit on an uncommitted basis with several major banks. At December 28, 1997, the Company had approximately $50 million in uncommitted lines of credit. Borrowings under these lines of credit totaled $12.8 million at December 28, 1997. As a result of the Chapter 11 filing, the Company was prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility and its borrowings under uncommitted lines of credit. See "Note 16 of Notes to Consolidated Financial Statements."

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. Significant components of deferred income taxes include temporary differences due to goodwill ($7.0 million) and reserves not currently deductible ($116.2 million). To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $353.6 million in future taxable income before considering the availability of carryback periods, if any. The Company currently has fully reserved its net deferred tax asset of $136.1 million. See "--Income Taxes."

YEAR 2000

The "Year 2000 issue" is generally defined as the inability of computer hardware, software and embedded systems to properly recognize and process date-related information for dates after December 31, 1999. The Company began its efforts to address this problem as early as 1995. The Company's efforts were generally separated into three areas: (i) business information systems ("Business Systems"), (ii) non-information technology systems, including real estate facilities and manufacturing equipment ("Infrastructure Systems"), and
(iii) vendors, suppliers, customers and third party information interfaces ("Third Party Dependencies").

The Company established a formal "Y2K Project Office" to assess, manage and implement its Year 2000 activities. The Company also established a formal "Y2K Steering Committee" to oversee the Company's Year 2000 efforts, including the efforts of the Project Office. The Company also engaged Deloitte Consulting/ICS to assist with implementation of certain Year 2000 related Business Systems and the GartnerGroup to assist with its Year 2000 efforts for Infrastructure Systems and Third Party Dependencies. To date, the Company has experienced no Year 2000 issues.

THE COMPANY'S STATE OF READINESS

Most of the Year 2000 issues arising with respect to the Business Systems of the Company were addressed by replacement of the majority of those systems with SAP R/3 enterprise resource planning software. The SAP R/3 software was implemented and operating at the Company's corporate headquarters and in its U.S. infant care plants in early November of 1998 and is warranted to be Year 2000 compliant by its manufacturer. The SAP R/3 implementation was designed to significantly minimize any Year 2000 related disruptions for approximately 80 percent of the Company's Business Systems at those locations. The remaining systems were remediated or replaced, tested and implemented prior to the end of 1999. With respect to Business Systems that were not addressed by the overall SAP R/3 implementation, the Company addressed certain issues with certain of its desktop computer operating systems. Overall, the Company remediated and tested all of its critical Business Systems by the end of 1999.

The Company engaged the GartnerGroup to evaluate and analyze the Company's overall Year 2000 preparedness. The Company received formal reports from the GartnerGroup and initiated remediation/ replacement procedures for certain processes and systems identified in such reports.

The Company also internally evaluated certain of its Infrastructure Systems for Year 2000 related problems. These systems included the manufacturing capacity for the Company's products and therefore were critical to the Company's ability to produce products and realize revenue from sales. As part of the evaluation process, the Company surveyed critical machinery, equipment and systems suppliers, and significant product and service vendors for its material real estate facilities and security systems. Responses to such surveys did not indicate any problems which, taken on their own, could have materially adversely affected the Company's ability to manufacture products.

Year 2000 problems with respect to certain material customers that would have prevented the taking or filling of orders for products or interfered with the collections process could have had a material impact on the Company's revenues. Approximately 80 percent of the Company's orders for products are delivered via electronic data interchange facilities ("EDI"). While the SAP R/3 implementation was designed to address Year 2000 related issues for Company systems required for these EDI exchanges, the Company is not able to control the EDI facilities of its customers. As a result, the Company surveyed its customer base as to their EDI facilities and their overall Year 2000 state of preparedness during the fourth quarter of 1998. The Company received survey responses from customers who, in the aggregate, represented more than 90 percent of its 1998 revenues. The Company also conducted Year 2000 testing of EDI with approximately 60 percent of those customers. Neither the survey results nor the testing revealed significant Year 2000 related problems which could have materially impaired the Company's ability to conduct EDI exchanges with its customers, although such testing should not be considered a conclusive indicator of how EDI exchanges will perform in the future. The Company also prepared an inventory and surveyed those vendors, service providers and raw materials suppliers that may have had a material impact on the Company in the event of Year 2000 problems. Approximately 60 percent of the suppliers surveyed responded and did not indicate any anticipated Year 2000 problems which, taken on their own, could have significantly adversely affected operations critical to the Company's ability to realize revenues.

Contingency planning for Business Systems, Infrastructure Systems and Third Party Dependencies was substantially completed during the first quarter of 1999. This process attempted to address critical Year 2000 issues known to the Company and other unanticipated (but reasonably possible) internal and external Year 2000 related events that may have a material impact on the Company's ability to conduct its operations.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The total costs associated with required modifications to address Year 2000 related issues for the Company had a material adverse impact on the Company's financial position. The cost of the project through December 26, 1999 was $23.4 million, all of which was related to the SAP R/3 implementation. It is not possible to identify what portion of the total SAP R/3 cost is attributable to the Year 2000 remediation. The Company planned to implement an enterprise resource planning system for its Business Systems, regardless of Year 2000 issues, with respect to its former Business Systems.

All  statements  made herein  regarding the Company's Year 2000 efforts are Year
2000 Readiness Disclosures made pursuant to the Year 2000 Information and Readiness Disclosure Act and, to the extent applicable, are entitled to the protections of such act.

RISKS AND UNCERTAINTIES

INCREASED COSTS. As a part of the License Agreements entered into in connection with the Company's settlements with P&G and K-C, the Company has incurred and will continue to incur significant added costs in the form of running royalties payable to both parties for sales of the licensed diaper and training pant products. While the Company believes that the royalties being charged by P&G and K-C under their respective License Agreements are approximately the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, the royalties will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs have increased. These royalty costs have been partially offset by price increases announced by the Company in the fourth quarter of 1998 and will continue to be offset to the extent such price increases are maintained. Further, the Company's operating results may be adversely affected by anticipated increases in raw materials prices, primarily fluff pulp, in 2000.

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company has changed to a new SAP for its diapers and training pants which exhibits certain performance characteristics. The Company experienced certain product performance issues which it believes impacted volume for the first half of 1999. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative, the Company cannot predict at this time whether or when the added costs will be fully offset. The Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 2000 and potentially beyond.

PRICING. In the fourth quarter of 1998 the Company implemented a price increase of 5 percent. A significant part of this price increase was required to offset the increased costs of certain of the Company's infant care product designs. The Company has realized some of the benefit of the price increase. However, competitive factors have prevented and may continue to prevent the Company from realizing the full benefit of the price increase. Additional price increases are needed to fully offset the added royalty cost to be incurred by the Company pursuant to the P&G and K-C settlements described above. Should the Company not be able to realize future price increases, its margins are expected to continue to be negatively impacted.

VOLUME. During the fourth quarter of 1999, one of the Company's major customers began shifting a significant portion of the Company's existing volume to a competitor. The Company expects to offset the loss of this business with new product introductions that began rollout during the third quarter of 1999 with the same customer. During the fourth quarter of 1999, another large customer began shifting the Company's diaper volume to another store brand competitor. This loss of business is expected to negatively impact results for 2000.

REALIZATION  OF  INVESTMENT IN FEMININE  CARE AND ADULT  INCONTINENCE  BUSINESS.
Given the slow start-up of the feminine care and adult incontinence business, which was exacerbated by the Company's Chapter 11 filing, and given the resulting feminine care and adult incontinence losses, the Company's ability to recover its investment in such business is highly uncertain. The Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan now that the Company has exited Chapter 11. The Company believes that without the distractions and uncertainties related to Chapter 11, the feminine care and adult incontinence business will see an increase in sales and improved results. There can be no assurances, however, that such improved results will be realized.

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

INCREASED FINANCIAL LEVERAGE. In connection with the Plan, the Company issued the New Notes. As a result of this increased leverage, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity and its ability to fund capital expenditures, as a substantial portion of available cash from operations will have to be applied to meet debt service requirements. The indenture related to the New Notes (the "Indenture") provides that, if certain coverage tests are not met, interest on the New Notes may be paid in kind for the first two years. The Indenture contains customary financial covenants restricting the payments of dividends, the repurchase of the Company's stock, the issuance of additional equity or the incurrence of additional indebtedness. Also in connection with the Plan, on January 28, 2000, the Company entered into the Credit Facility. The Credit Facility contains customary financial covenants.

Based upon anticipated improvements in the Company's operations and certain cost savings measures, the Company believes that its cash flows from operations, borrowings under the Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that anticipated improvements in operations and cost savings will be realized. If the Company is unable to generate sufficient cash flows from operations in the future, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to the Company.

MARKET FOR THE COMPANY'S COMMON STOCK. Pursuant to the Plan, Wellspring, and its affiliates purchased 11,516,405 shares, or approximately 97 percent, of the Company's new common stock. Approximately 178,365 shares, or 1.5 percent of the new common stock, was distributed under the Plan to the Company's then-existing stockholders. There is currently no established public trading market for the Company's common stock. The Company is in the process of attempting to qualify its new common stock for quotation on the OTCBB. There are no assurances, however, when or whether such quotations will be published on the OTCBB or whether a trading market in the Company's new common stock will develop.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company in fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. The Company is currently evaluating the impact of the statement on the Company's financial statements.

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

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in the Company's forward-looking statements. Factors which could affect the Company's financial results, including but not limited to: increased raw material prices and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; increased financial leverage; year 2000 compliance issues; and patent litigation, are described herein. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk-sensitive instruments and foreign currency exchange rate risks do not subject the Company to material market risk exposures.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES:

                                                                                                              PAGE

Responsibility for Financial Reporting                                                                          33

Report of Independent Public Accountants                                                                        34

Consolidated Statements of Operations for the three years in
         the period ended December 26, 1999                                                                     35

Consolidated Balance Sheets as of December 26, 1999 and
         December 27, 1998                                                                                      36

Consolidated Statements of Cash Flows for the three years in
         the period ended December 26, 1999                                                                     37

Consolidated Statements of Comprehensive Loss for the three years in
         the period ended December 26, 1999                                                                     38

Consolidated Statements of Changes in Shareholders' Deficit
         for the three years in the period ended December 26, 1999                                              39

Notes to Financial Statements                                                                                   40

Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                                                        66

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

The Audit Committee of the Board of Directors oversees the fulfillment by management of its responsibilities over financial controls and the preparation of financial statements. The Committee meets regularly with representatives of management and internal and external auditors to review accounting, auditing and financial reporting matters.

As part of their audit of the Company's consolidated financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.


/S/ ALAN J. CYRON

Alan J. Cyron
Executive Vice President & Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Paragon Trade Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Trade Brands, Inc., a Delaware Corporation, and subsidiaries, as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 26, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Trade Brands, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 2, 2000
(Except for the matter  discussed in
the next to the last paragraph of Note 16, as to which the date is March 24, 2000.)

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Year Ended
                                                   ---------------------------------------------------------------------------
                                                   December 26, 1999         December 27, 1998               December 28, 1997
                                                   -----------------         -----------------               -----------------
Sales, net of discounts and allowances                $498,656                  $535,207                       $     561,975
Cost of sales                                          435,611                   428,572                             454,911
                                                     ---------                 ---------                      --------------
Gross profit                                            63,045                   106,635                             107,064
Selling, general and administrative expense             83,366                    78,447                              76,347
Research and development expense                         3,644                     4,248                               5,063
Manufacturing operation closing costs                    1,555                         -                                   -
Asset impairments                                            -                     3,416                               9,442
Settlement contingencies (Notes 1 and 16)                    -                    78,500                             200,000
                                                     ---------                 ---------                      --------------
Operating loss                                         (25,520)                  (57,976)                           (183,788)
Equity in earnings of  unconsolidated subsidiaries       2,339                     4,077                                 953
Dividend income from unconsolidated subsidiary             992                       922                               1,055
Interest expense(1)                                        482                       450                               4,667
Other income, net                                        2,483                     2,437                               1,664
                                                     ---------                 ---------                      --------------
Loss before income taxes and bankruptcy costs          (20,188)                  (50,990)                           (184,783)
Bankruptcy costs                                         9,538                     6,302                                   -
Provision for (benefit from) income taxes               (1,350)                    8,091                              27,934
                                                     ---------                 ---------                      --------------
Net loss                                              $(28,376)                 $(65,383)                      $    (212,717)
                                                     =========                 =========                      ==============
Basic loss per common share                           $  (2.37)                 $  (5.48)                      $      (17.86)
                                                     =========                 =========                      ==============
Diluted loss per common share                         $  (2.37)                 $  (5.48)                      $      (17.86)
                                                     =========                 =========                      ==============
Dividends paid                                        $      -                  $      -                       $           -
                                                     =========                 =========                      ==============

---------------

(1)  Contractual interest                              $5,626                    $5,836
                                                    =========                 =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            December 26, 1999            December 27, 1998
                                                                            -----------------            -----------------
ASSETS
Cash and short-term investments                                                 $    11,685                 $    22,625
Receivables                                                                          85,976                      79,156
Inventories                                                                          48,744                      53,282
Current portion of deferred income taxes                                              5,557                       4,260
Prepaid expenses                                                                      3,745                       4,323
                                                                            -----------------            -----------------
     Total current assets                                                           155,707                     163,646
Property and equipment, net                                                         113,637                     106,200
Construction in progress                                                              6,525                      19,626
Assets held for sale                                                                  3,312                       4,691
Investment in unconsolidated subsidiary at cost                                      22,929                      22,743
Investment in and advances to unconsolidated
     subsidiaries, at equity                                                         56,215                      66,041
Goodwill                                                                             30,900                      32,819
Other assets, net                                                                    11,295                      13,521
                                                                            -----------------            -----------------
     Total assets                                                               $   400,520                 $   429,287
                                                                            =================            =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Checks issued but not cleared                                                   $     7,525                 $    12,433
Accounts payable                                                                     34,715                      32,416
Accrued liabilities                                                                  34,259                      33,646
                                                                            -----------------            -----------------
     Total current liabilities                                                       76,499                      78,495
Liabilities subject to compromise (Notes 1, 14 and 16)                              406,723                     406,859
Deferred compensation                                                                   211                           -
Deferred income taxes                                                                 6,904                       5,773
                                                                            -----------------            -----------------
     Total liabilities                                                              490,337                     491,127
                                                                            -----------------            -----------------

Commitments and contingencies (Notes 1, 16 and 17)

Shareholders' deficit:
Preferred stock:  authorized 10,000,000 shares,
     no shares issued, $.01 par value                                                     -                           -
Common stock:  authorized 25,000,000 shares,
     issued 12,388,464 and 12,378,616 shares, $.01 par value                            124                         124
Capital surplus                                                                     143,736                     143,918
Accumulated other comprehensive loss                                                 (1,213)                     (1,840)
Accumulated deficit                                                                (222,134)                   (193,758)
Less:  treasury stock, 438,750 and 429,696 shares, at cost                          (10,330)                    (10,284)
                                                                            -----------------            -----------------
     Total shareholders' deficit                                                    (89,817)                    (61,840)
                                                                            -----------------            -----------------
                                                                                $   400,520                 $   429,287
                                                                            =================            =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      Year Ended
                                                   ---------------------------------------------------------------------------
                                                          December 26, 1999       December 27, 1998       December 28, 1997
                                                          -----------------       -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $    (28,376)           $    (65,383)           $   (212,717)
Non-cash charges to earnings:
     Depreciation and amortization                                  37,160                  34,459                  35,514
     Deferred income taxes                                            (166)                   (343)                 36,464
     Equity in (earnings) loss of unconsolidated
         subsidiaries                                               (1,546)                 (2,807)                    615
     Write-down of assets                                              660                   3,408                   7,967
Changes in working capital:
     Accounts receivable                                             3,659                 (16,010)                 (5,430)
     Inventories and prepaid expenses                                5,116                 (12,230)                 (3,997)
     Accounts payable                                               (1,062)                 34,529                   3,238
     Accrued liabilities and loss contingency                          491                  85,255                 192,615
     Prepetition reclamation payment
         authorized by court                                          (546)                 (1,034)                      -
     Checks issued but not cleared                                  (4,908)                  3,058                    (858)
Other                                                               (4,037)                 (1,598)                    652
                                                          -----------------       -----------------       -----------------
     Net cash provided by operating activities                       6,445                  61,304                  54,063
                                                          -----------------       -----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                            (25,993)                (28,283)                (49,420)
Proceeds from sale of property and equipment                         6,447                   3,435                  10,266
Proceeds from sale of Changing Paradigms, Inc.                         350                   5,163                       -
Repayment of advance to unconsolidated
     subsidiary, at equity                                           5,612                       -                       -
Investment in Grupo P.I. Mabe, S.A. de C.V.                           (186)                 (2,779)                 (3,433)
Investment in and advances to
     unconsolidated subsidiaries, at equity                         (2,760)                 (5,375)                (24,102)
Other                                                                 (855)                 (9,043)                 (9,104)
                                                          -----------------       -----------------       -----------------
     Net cash used by investing activities                         (17,385)                (36,882)                (75,793)
                                                          -----------------       -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings                         -                    (921)                 14,185
Prepetition debt payment authorized by court                             -                  (1,867)                      -
Proceeds from U.S. bank credit facility                                  -                       -                  25,000
Repayments of U.S. bank credit facility                                  -                       -                 (25,000)
Sale of common stock                                                     -                       -                     239
                                                          -----------------       -----------------       -----------------
     Net cash provided (used) by financing
         activities                                                      -                  (2,788)                 14,424
                                                          -----------------       -----------------       -----------------
NET INCREASE (DECREASE) IN CASH AND
     SHORT TERM INVESTMENTS:                                       (10,940)                 21,634                  (7,306)
Cash and short-term investments at beginning
     of period                                                      22,625                     991                   8,297
                                                          -----------------       -----------------       -----------------
Cash and short-term investments at end of period              $     11,685            $     22,625            $        991
                                                          =================       =================       =================
Cash paid (received) during the year for:
     Interest (net of amounts capitalized)                    $        645            $      1,557            $      4,259
                                                          =================       =================       =================
     Income taxes                                             $        235            $         78            $     (4,242)
                                                          =================       =================       =================
     Bankruptcy costs                                         $      7,507            $      2,461            $          -
                                                          =================       =================       =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                      Year Ended
                                                   ---------------------------------------------------------------------------
                                                          December 26, 1999       December 27, 1998       December 28, 1997
                                                          -----------------       ------------------      ------------------
Net loss                                                      $     (28,376)           $     (65,383)         $     (212,717)

Other comprehensive income (loss), net of tax
     Foreign currency translation adjustments(1)                        627                     (774)                   (452)
                                                          -----------------       ------------------      ------------------
Comprehensive loss                                            $     (27,749)           $     (66,157)         $     (213,169)
                                                          =================       ==================      ==================
------------------

(1)      Tax expense (benefit)                                $         393            $        (485)         $         (283)
                                                          =================       ==================      ==================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             Accumulated
                                                                                Other
                                                                            Comprehensive        Retained        Treasury
                                          Common Stock   Capital Surplus         Loss             Deficit          Stock
                                          ------------   ---------------    -------------      ------------    -------------
BALANCE, December 29, 1996                   $   123       $   143,205       $     (614)       $     84,341    $    (12,350)
     Net loss                                      -                 -                -            (212,717)              -
     Issue common stock                            -             1,163                -                   -           2,255
     Translation adjustment                        -                 -             (452)                  -               -
                                          ------------   ---------------    -------------      ------------    -------------
BALANCE, December 28, 1997                       123           144,368           (1,066)           (128,376)        (10,095)
     Net loss                                      -                 -                -             (65,383)              -
     Issue common stock                            1               150                -                   -               -
     Translation adjustment                        -                 -             (774)                  -               -
     Restricted stock forfeiture                   -              (600)               -                   -            (189)
                                          ------------   ---------------    -------------      ------------    -------------
BALANCE, December 27, 1998                       124           143,918           (1,840)           (193,758)        (10,284)
     Net loss                                      -                 -                -             (28,376)              -
     Issue common stock                            -                28                -                   -               -
     Translation adjustment                        -                 -              627                   -               -
     Restricted stock forfeiture                   -              (210)               -                   -             (46)
                                          ------------   ---------------    -------------      ------------    -------------
BALANCE, December 26, 1999                   $    124      $   143,736       $   (1,213)       $   (222,134)    $   (10,330)
                                          ============   ===============    =============      ============    =============

The following summarizes the changes in the number of shares of capital stock:

                                                                               Common Stock              Treasury Stock
                                                                         --------------------------  -----------------------
BALANCE, December 29, 1996                                                       12,288,293                 535,250
     Issue common stock - 1995 Incentive Compensation Plan                           36,655                       -
     Issue common stock - 1996 Non-Officer Employee
         Incentive Compensation Plan                                                 12,279                       -
     Issue common stock - Profit Sharing and Savings Plan                             3,597                (135,845)
     Issue common stock - Exercise of stock options                                   2,500                 (10,747)
                                                                                -----------                --------
BALANCE, December 28, 1997                                                       12,343,324                 388,658
     Issue common stock - Profit Sharing and Savings Plan                            35,292                       -
     Restricted stock forfeiture                                                          -                  41,038
                                                                                -----------                --------
BALANCE, December 27, 1998                                                       12,378,616                 429,696
     Issue common stock - Profit Sharing and Savings Plan                             9,848                       -
     Restricted stock forfeiture                                                          -                   9,054
                                                                                -----------                --------
BALANCE, December 26, 1999                                                       12,388,464                 438,750
                                                                                ===========                ========

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

The Procter & Gamble Company ("P&G") filed a lawsuit in 1994 against the Company in the United States District Court for the District of Delaware (the "Delaware District Court"), alleging that the Company's disposable baby diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. The Delaware District Court had earlier dismissed the Company's antitrust counterclaim on summary judgment. The Judgment entitled P&G to damages based on sales of the Company's diapers containing the "inner-leg gather" feature. While the final damages number of approximately $178,400 was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company. The Chapter 11 filing was designed to prevent P&G from placing liens on Company property, permit the Company to appeal the Delaware District Court's decision in the P&G case in an orderly fashion and give the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appointed in the Chapter 11 reorganization proceeding to represent the Company's stockholders appealed the P&G Approval Order. See Note 16.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That suit was consolidated with the then-pending action.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "K-C Approval Order"). The Equity Committee appealed the K-C Approval Order. See Note 16.

On July 12, 1999, the Bankruptcy Court approved certain bidding procedures, an expense reimbursement and a termination fee (the "Bidding Procedures Order") relating to a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). The Bidding Procedures Order provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee appealed the Bidding Procedures Order.

On August 25, 1999, with the support of the Official Committee of Unsecured Creditors (the "Creditors' Committee" and, together with the Equity Committee, the "Committees"), the Company filed a stand-alone plan of reorganization (the "Initial Plan") with the Bankruptcy Court. The Initial Plan provided an alternative to the Wellspring Transaction. In accordance with the Bidding Procedures Order, an auction commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Committees, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Committees, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed an amendment to the Plan (the "Amended Plan") which incorporated the Wellspring Transaction, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provided that, in the event the Wellspring Transaction was not consummated, the proponents could have pursued confirmation of a stand-alone plan of reorganization.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed a Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan") and related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order, the K-C Approval Order and the Bidding Procedures Order.

As a result of the Chapter 11 filing, the Company has incurred significant costs for professional fees. The Company was also required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court. Pursuant to the Plan, a reserve has been established from which any remaining professional fees and expenses related to the Chapter 11 reorganization proceeding will be paid. See Note 16.

The Chapter 11 filing did not include the Company's wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., ("PTB Canada"), PTB International, Inc., ("PTBI"), PTB Acquisition Sub, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. ("Changing Paradigms"), which was sold in October 1998. The following information summarizes the combined results of operations for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, as well as the combined balance sheets as of December 26, 1999 and December 27, 1998 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                              DECEMBER 26, 1999            DECEMBER 27, 1998            DECEMBER 28, 1997
                                              -----------------            -----------------            -----------------
Sales, net of discounts and allowances     $         25,565             $         55,338             $         53,523
Gross profit                               $          1,714             $         10,161             $          8,649
Earnings before income taxes               $          1,967             $         10,034             $          4,814
Net earnings                               $          2,354             $          7,277             $          4,121


                                              DECEMBER 26, 1999            DECEMBER 27, 1998
                                              -----------------            -----------------
Current assets                             $          5,612             $         17,863
Non-current assets                         $         59,477             $         54,734
Current liabilities                        $          1,840             $          5,700
Non-current liabilities                    $          3,306             $          8,495


NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION AND RELATED INFORMATION

Paragon is the leading manufacturer of store brand infant disposable diapers in North America. Paragon manufactures a line of premium and economy diapers, training pants, and feminine care and adult incontinence products, which are distributed throughout North America, primarily through grocery and food stores, mass merchandisers, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. Paragon has also established international joint ventures in Mexico, Argentina, Brazil and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

The consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its wholly owned subsidiaries, PTB Canada and PTBI. All significant intercompany transactions and accounts have been eliminated.

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

The Company uses a 52/53-week year. The fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 include 52 weeks.

CASH AND SHORT-TERM INVESTMENTS

For purposes of cash flow and fair value reporting, short-term investments with original maturities of 90 days or less are considered as cash equivalents. Short-term investments are stated at cost, which approximates fair value. The obligation for outstanding checks is reflected as checks issued but not cleared.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of its financial instruments approximate their carrying values as of the balance sheet dates, other than the guarantees of PTBI discussed below. The Company has determined that it is not practicable to determine the fair value of such guarantees. Accordingly, no separate disclosure of fair value is made.

NONCASH TRANSACTIONS

During the fiscal years ended December 26, 1999 and December 27, 1998, the Company issued 9,848 and 35,292, respectively, shares of common stock to key management and employees through the Paragon Retirement Investment Savings Management Plan (the "PRISM Plan") and its Profit Sharing and Savings Plan. See
Note 8.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out ("LIFO") method is used to cost domestic pulp and diaper-related finished goods inventories. The first-in, first-out ("FIFO") method is used to cost all other inventories. Had the FIFO method been used to cost the domestic pulp and finished goods inventories, the amounts at which they are stated would have been $3,883 and $346 greater at December 26, 1999 and December 27, 1998, respectively. During 1999, the Company liquidated certain LIFO inventories. The effect of this liquidation was to decrease loss before taxes by approximately $136.

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

PATENTS AND TRADEMARKS

The Company operates in a commercial field in which patents relating to the products, processes, apparatus and materials are more numerous than in many other fields. The Company takes careful steps in designing, producing and selling its products to avoid infringing any valid patents of its competitors. However, there can be no assurance that the Company will not be challenged with respect to patents in the future (see Notes 1 and 16).

Purchased patents and trademarks are amortized on a straight-line basis over a five-year life. In 1999, the Company acquired a non-exclusive, fully paid-up, irrevocable worldwide license to the Tracy patent for $500. See Note 16. Amortization expense for such patent license was $50 for the year ended December 26, 1999. In 1997, the Company evaluated the remaining value of one of the purchased patents and wrote-off the entire amount of $255. Amortization expense was $676 for the year ended December 28, 1997, including the write-off. Accumulated amortization was $5,573 and $5,523 at December 26, 1999 and December 27, 1998, respectively.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

On January 26, 1996, the Company through PTBI completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Mabesa"), the second largest manufacturer of infant disposable diapers in Mexico, for $15,300 in cash plus additional consideration based on Mabesa's future financial results through 2001. The Company also acquired an option to purchase an additional 34 percent interest in Mabesa at a contractually determined price. In 1999, 1998 and 1997, based on Mabesa's prior year's financial results, the Company paid additional consideration of $200, $2,800 and $3,400, respectively. The investment is carried at cost in the accompanying consolidated balance sheets.

The Company also owns a 49 percent interest in Paragon-Mabesa International, S.A. de C.V. ("PMI"). The investment is accounted for using the equity method.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Mabesa owns the remaining 51 percent. Stronger has been used to establish joint ventures in Argentina and Brazil and can be used to establish additional Latin American joint ventures. In each of 1998 and 1999, the Company made additional capital contributions to Stronger of $2,000. The investment is accounted for using the equity method.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina, for approximately $11,600 in cash plus additional consideration based on Serenity's future financial results through 2000. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5,700 to Stronger, its pro-rata share of the purchase price, and paid additional consideration of $600 in 1998. Stronger paid the 1999 additional consideration. PTBI has guaranteed Stronger's additional consideration obligation which is estimated not to exceed an aggregate of $1,200 in 2000.

On November 10, 1997, Stronger acquired 99 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC") for approximately $10,500 in cash from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products. PTBI advanced $5,100 to Stronger, its pro-rata share of the purchase price in 1997.

The investment in Stronger exceeds the underlying net assets by $5,873. The difference is being amortized over a 20-year life.

In 1998, Paragon established Goodbaby Paragon Hygienic Products Co. Ltd., a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. Paragon purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. Initial registered capital of the venture was approved by the Chinese government at $15,000, to be funded over a two-year period. A joint venture business license was approved by the Chinese government on December 31, 1997. Groundbreaking for a new factory took place in February 1998. The joint venture began production and distribution of infant disposable diapers in October 1998. Paragon made capital contributions of $4,000 in 1998 and $800 in 1999.

There have been no dividend distributions to the Company from PMI, Stronger or Goodbaby. The Company received a dividend distribution of $992 from Mabesa in the year ended December 26, 1999. The Company recorded a dividend of $922 declared by Mabesa in the year ended December 27, 1998 which was paid in 1999. The Company received a dividend distribution of $1,055 from Mabesa in the year ended December 28, 1997.

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

Amortization expense was $1,919 each for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively. Accumulated amortization was $7,492 and $5,573 as of December 26, 1999 and December 27, 1998, respectively.

OTHER ASSETS - SOFTWARE

The primary component of other assets is capitalized software and development costs. During 1998, the Company implemented SAP R/3 software at corporate headquarters and in its U.S. infant care plants.

The SAP -R/3 software and development costs are being amortized on a straight-line basis over a 10-year life. Other software and development costs related to the project are being primarily amortized on a straight-line basis over a one- to three-year life. Amortization expense was $3,028 and $442 for the years ended December 26,

1999 and December 27, 1998, respectively. Accumulated amortization was $3,470 and $442 at December 26, 1999 and December 27, 1998, respectively.

TREASURY STOCK

In July 1995, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's outstanding common stock. Purchases may be made periodically in the open market or in privately-negotiated transactions over an extended period of time, if and when management believes market conditions warrant. During the fiscal years ended December 26, 1999 and December 27, 1998, the Company acquired 9,054 and 41,038 shares, respectively, through employee forfeiture of restricted stock.

SIGNIFICANT CUSTOMER

During the years ended December 26, 1999, December 27, 1998 and December 28, 1997, the percentages of net sales to an individual customer whose sales represent in excess of 10 percent of net sales were 25 percent, 19 percent and 15 percent, respectively. These sales consisted primarily of infant care products.

REVENUE RECOGNITION

Revenue is recognized when goods are delivered and title has passed to customers.

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

As of December 26, 1999, there were approximately $20,985 of cumulative undistributed earnings of the Company's foreign subsidiaries and investments accounted for by the equity method. U.S. taxes have not been provided for on these earnings. Under existing law, undistributed earnings are not subject to U.S. tax until distributed as dividends. Any future earnings are intended to be indefinitely reinvested in these operations. Furthermore, any taxes that are paid to foreign governments on such future earnings may be used, in whole or in part, as credits against the U.S. tax on any distributions from such earnings.

Income taxes have been provided for all items included in the consolidated statements of operations, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from tax-basis goodwill and reserves not currently deductible.

FOREIGN CURRENCY

Non-U.S.   assets  and  liabilities  are  translated  into  U.S.  dollars  using period-end exchange rates. Revenues and expenses are translated at average rates during the period.

PROFIT SHARING AND 401(K) PLANS

Paragon has both a defined contribution profit sharing plan and a 401(k) savings plan, known as the PRISM Plan, covering most of its employees. As amended in 1999, the Prism Plan provides for employee 401(k) deferrals as well as employer contributions for retirement and profit sharing. Prism Plan participants are fully vested with respect to employer profit sharing and 401 (k) matching contributions made prior to March 1, 1999, after three years of service. Employee contributions and employer retirement contributions after March 1, 1999, vest immediately. Contributions to the Prism Plan are based on a percentage of employees' wages. Prism Plan expense for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $2,936, $2,589
and $1,141, respectively.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted in the Company's fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. The Company is currently evaluating the impact of the statement on the Company's financial statements.

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

In April 1998, the AICPA issued a Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities and organizational costs be expensed as incurred. Any of these costs previously capitalized by a company must be written off in the year of adoption. The Company adopted this statement in the quarter ended March 28, 1999, and the equity in earnings of unconsolidated subsidiaries included $500 in charges as a result of the adoption of the statement.


NOTE 3:       MANUFACTURING OPERATION CLOSING COSTS

On April 30, 1999, the Company announced that its Canadian subsidiary, PTB Canada, would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. The Company announced that the facility would curtail manufacturing operations over a few weeks' period of time while the Company transitioned its Canadian customers to its Harmony, Pennsylvania facility. Manufacturing operations ceased during June and resulted in severing the employment of approximately 110 employees. The Company expects to utilize the Brampton diaper making equipment in its U.S. operations and placed the Brampton facility for sale in the fourth quarter of 1999. For the period ended December 26, 1999, the consolidated statements of operations include $1,555 of pre-tax charges as a result of cessation of manufacturing operations. The following summarizes amounts accrued and costs incurred for the period ended December 26, 1999:

                                                                               Amount             Costs          Balance
                                                                               Accrued          Incurred        Remaining
                                                                          --------------     --------------   ------------
Employee severance and related items..............................         $   1,400          $   1,365        $     35
Asset write-downs.................................................               155                155               -
                                                                          --------------     --------------   ------------
                                                                           $   1,555          $   1,520        $     35
                                                                          ==============     ==============   ============


NOTE 4:       ASSET IMPAIRMENTS

There were no asset impairments for the year ended December 26, 1999. Asset impairments were $3,416 and $9,442 for the years ended December 27, 1998 and December 28, 1997, respectively.

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

The Company experienced operating losses in its feminine care and adult incontinence business since 1996 and expects these losses to continue in the near-term. The Company has developed a business plan that supports the realization of its investment in its feminine care and adult incontinence business. Accordingly, the Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon its successful execution of the Company's feminine care and adult incontinence business plan now that the Company has emerged from Chapter 11. The Company believes that with the distractions and uncertainties related to Chapter 11 behind it, the feminine care and adult incontinence business will see an increase in sales and improved results.


NOTE 5:       OTHER INCOME, NET

Other income was $3,475, $2,437 and $1,664 in 1999, 1998 and 1997, respectively, and consisted primarily of interest income from PMI.


NOTE 6:       BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceeding and consisted of the following:

                                                                                Year Ended
                                                            ----------------------------------------------------
                                                               December 26, 1999           December 27, 1998
                                                            ------------------------    ------------------------

Professional fees                                                $         9,061              $        6,772
Amortization of DIP credit facility deferred
      financing costs                                                        616                         813
Other                                                                        156                         160
Interest Income                                                             (295)                     (1,443)
                                                            ------------------------    ------------------------
                                                                  $        9,538              $        6,302
                                                            ========================    ========================


NOTE 7:       INCOME TAXES

Taxes on income are based on earnings (losses) before taxes as follows:

                                               December 26, 1999           December 27, 1998         December 28, 1997
                                            ------------------------     -----------------------     -----------------------
Domestic                                     $       (28,441)             $       (62,239)           $       (188,784)
Foreign                                               (1,285)                       4,947                       4,001
                                            ------------------------     -----------------------     -----------------------
                                             $       (29,726)             $       (57,292)           $       (184,783)
                                            ========================     =======================     =======================

Provisions for (benefits from) income taxes include the following:

                                               December 26, 1999           December 27, 1998         December 28, 1997
                                            ------------------------     -----------------------     -----------------------
Federal:
     Current                                    $       (744)                $      4,647                $     (6,594)
     Deferred                                              0                          967                      33,494
                                            ------------------------     -----------------------     -----------------------
                                                        (744)                       5,614                      26,900
                                            ------------------------     -----------------------     -----------------------
State:
     Current                                            (138)                         598                      (1,197)
     Deferred                                              0                          161                         833
                                            ------------------------     -----------------------     -----------------------
                                                        (138)                         759                        (364)
                                            ------------------------     -----------------------     -----------------------
Foreign:
     Current                                            (333)                       2,096                       1,803
     Deferred                                           (135)                        (378)                       (405)
                                            ------------------------     -----------------------     -----------------------
                                                        (468)                       1,718                       1,398
                                            ------------------------     -----------------------     -----------------------

                                                $     (1,350)                $      8,091                $     27,934
                                            ========================     =======================     =======================

A reconciliation between the federal statutory rate and the effective tax rate follows:

                                               December 26, 1999           December 27, 1998         December 28, 1997
                                            ------------------------     -----------------------     -----------------------
Expected benefit at the statutory rate            $   (10,404)                $   (20,052)                 $    (64,674)
State income taxes, net of  federal tax
     benefit                                           (1,040)                     (2,005)                       (6,640)
Undistributed earnings of subsidiaries                   (892)                       (983)                          215
Nondeductible bankruptcy expenses                       4,940                           -                             -
Change in valuation allowance                           6,181                      32,585                        99,052
All other, net                                           (135)                     (1,454)                          (19)
                                            ------------------------     -----------------------     -----------------------
                                                  $    (1,350)                $     8,091                  $     27,934
                                            ========================     =======================     =======================

Net deferred tax liabilities at December 26, 1999 and December 27, 1998 were $1,346 and $1,513, respectively. The amounts recorded primarily reflect the following: (1) reserves not currently deductible and (2) deferred tax assets due to the enactment of the Omnibus Budget Reconciliation Act of 1993, which allows amortization of intangibles, including goodwill. Net deferred income taxes are attributable to the following temporary differences:

                                                              December 26, 1999           December 27, 1998
                                                           ------------------------     -----------------------
Intangible assets                                              $     (1,857)                $     (1,992)
                                                           ------------------------     -----------------------
     Deferred tax liabilities                                        (1,857)                      (1,992)
                                                           ------------------------     -----------------------

Depreciation/amortization                                            (4,495)                      (1,737)
Goodwill                                                              6,992                        7,168
Reserves not currently deductible                                   116,272                      113,465
Package design costs                                                  2,198                        2,045
Land                                                                    389                          392
Net operating loss carryforwards                                      3,369                        3,057
Credit carryforwards                                                  8,768                        9,045
All other, net                                                        3,158                       (1,038)
                                                           ------------------------     -----------------------
     Deferred tax assets                                            136,652                      132,397
                                                           ------------------------     -----------------------
Deferred tax assets valuation allowance                            (136,141)                    (131,918)
                                                           ------------------------     -----------------------
     Total deferred taxes, net                                 $     (1,346)                $     (1,513)
                                                           ========================     =======================

The Company has recorded a valuation allowance with respect to its net deferred tax assets as realization is dependent upon sufficient future taxable income.


NOTE 8: LONG-TERM INCENTIVE, DEFERRED COMPENSATION, PROFIT SHARING AND PENSION PLANS, INCLUDING 401(K)

LONG-TERM INCENTIVE PLANS

The Company's Long-Term Incentive Compensation Plan ("LTIC Plan") and its 1995 Incentive Compensation Plan ("1995 Plan") are administered by the Compensation Committee of the Board of Directors. In February 1996, the Company adopted its 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan"). The 1996 Plan is administered by an Administrative Committee appointed by the Board of Directors. The LTIC, 1995 and 1996 Plans are designed to link management rewards with the long-term interests of Paragon's stockholders. Given the uncertainties related to the Company's Chapter 11 filing, the Compensation Committee of the Company's Board of Directors decided in early 1998 to suspend the grant of stock option awards or stock appreciation rights ("SARs") until the Company successfully emerged from Chapter 11. As a result, no options or SARs were granted in 1998 or 1999.

RESTRICTED STOCK GRANTS

9,054 and 41,038 shares of restricted stock previously granted under the various plans were forfeited by employees during the years ended December 26, 1999 and December 27, 1998, respectively. The 1995 and 1996 Plans provide that a maximum of 150,000 and 250,000 shares, respectively, are available for grant thereunder as restricted shares or other stock based awards. Compensation expense is recorded for the stock grants at their discounted amounts. Compensation expense (income) recorded for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $(256), $(788) and $856, respectively. The weighted average fair value per share of stock granted was $17.50 for the year ended December 28, 1997. The weighted average fair value per share at the date of grant of stock forfeited for the years ended December 26, 1999 and December 27, 1998 was $28.25 and $19.20, respectively.

STOCK OPTIONS AND SARS

The LTIC, 1995 and 1996 Plans have a maximum of 800,000, 450,000 and 400,000 shares available, respectively, for grant as stock options or SARs. Stock options, when granted to key management, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. The Company will also have a maximum of 100,000 shares available for grant under the Stock Option Plan for Non-Employee Directors ("Director Plan") proposed to be adopted by the Board. Other than the initial awards, stock options are proposed to be awarded to directors at amounts that approximate market value at the date of the grant. Awards vest 100 percent after one year and have a term of 10 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies APB Opinion 25 in accounting for stock options granted under the 1995, LTIC and Director Plans. Accordingly, no compensation cost has been recognized for these plans in 1999, 1998 or 1997. Had compensation cost been recognized on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been affected as follows:

                                               December 26, 1999           December 27, 1998            December 28, 1997
                                               -----------------           -----------------            -----------------
NET LOSS
--------
     As reported                                $     (28,376)               $     (65,383)             $    (212,717)
     Pro forma                                  $     (27,963)               $     (65,646)             $    (213,265)

BASIC LOSS PER COMMON SHARE
---------------------------
     As reported                                $       (2.37)               $       (5.48)             $      (17.86)
     Pro forma                                  $       (2.34)               $       (5.50)             $      (17.90)

DILUTED LOSS PER COMMON SHARE
-----------------------------
     As reported                                $       (2.37)               $       (5.48)             $      (17.86)
     Pro forma                                  $       (2.34)               $       (5.50)             $      (17.90)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes multiple option pricing model with the following assumptions for the year ended December 27, 1997: a range of risk-free interest rates of
6.15 - 6.43 percent was used; a dividend yield of 0.0 percent; and an estimated volatility of 40 percent.

Following is a summary of the status of the 1995, LTIC and Director Plans during the years ended December 26, 1999, December 27, 1998 and December 28, 1997.

                                    December 26, 1999                December 27, 1998                December 28, 1997
                              ------------------------------   ------------------------------   ------------------------------
                                                 Weighted                         Weighted                         Weighted
                                 Number          Average          Number          Average          Number          Average
                                   of            Exercise           of            Exercise           of            Exercise
                                 Shares           Price           Shares           Price           Shares            Price
                              -------------    -------------   -------------    -------------   -------------    -------------
Outstanding,
     beginning of period          699,491          $20.45          774,935          $20.46          735,932          $21.00
Granted                                 -               -                -               -           91,000          $16.42
Exercised                               -               -                -               -           13,247          $18.03
Forfeited                          52,824          $18.83           75,444          $20.54           38,750          $22.10
                              -------------                    -------------                    -------------
Outstanding, end of period        646,667          $20.58          699,491          $20.45          774,935          $20.46
                              =============                    =============                    =============
Options exercisable
     end of period                602,167          $20.68          569,407          $20.96          518,103          $21.18
                              =============                    =============                    =============
Weighted average
     fair value of
     options granted
     during the period                 -                                -                        $     8.95
                              =============                    =============                    =============


Following is a summary of the status of options granted under the 1995, LTIC and Director Plans at December 26, 1999:

                                              Outstanding Options                                  Exercisable Options
                        ---------------------------------------------------------------       -------------------------------
                                          Weighted Average
                                             Remaining                                                            Weighted
Exercise Price                              Contractual             Weighted Average                               Average
   Range                  Number            Life (Years)             Exercise Price             Number          Exercise Price
--------------          ----------        ----------------          ----------------          ----------        --------------
$12.69-$16.44              207,947               5.93                    $14.50                 177,947             $14.18
$19.00-$22.13              237,500               3.10                    $19.72                 237,500             $19.72
$22.25-$31.13              201,220               4.96                    $27.87                 186,720             $28.11
                        -----------                                                          -----------
$12.69-$31.13              646,667               4.59                    $20.58                 602,167             $20.68
                        ===========                                                          ===========

The following summarizes transactions involving SARs granted to key management during the years ended:

                                      December 26, 1999                 December 27, 1998                December 28, 1997
                                -------------------------------    -----------------------------    ----------------------------
                                                   Weighted                          Weighted                        Weighted
                                   Number           Average           Number          Average         Number          Average
                                     of            Exercise             of           Exercise           of           Exercise
                                    SARs             Price             SARs            Price           SARs            Price
                                -------------    --------------    -------------    ------------    -----------     ------------
Outstanding, beginning of
     period                        150,740           $20.19           235,660           $20.35        121,330          $24.32
Granted                                  -                -                 -                -        122,330          $16.64
Forfeited                           48,832           $20.11            84,920           $20.63          8,000          $23.82
                                -------------                      -------------                    -----------
Outstanding, end of period         101,908           $20.23           150,740           $20.19        235,660           $20.35
Exercisable, end of period          68,913           $20.88            61,917           $21.26         28,585           $24.28

SARs, when granted, are granted at amounts that approximate market value at the date of the grant. Awards, when made, vest 25 percent per year for four years and have a term of 10 years. Compensation expense (income) is recorded based on the period-ending stock price in relation to the SAR exercise price. Compensation income recorded in 1998 and 1997 was $184 and $34, respectively. Redemption of the SARs, when exercised, will be in cash.

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

PROFIT SHARING AND 401(K) PLANS

To further encourage the ownership of common stock by all employees, the Company maintains the PRISM Plan that offers both profit sharing and 401(k) features. For the year ended December 26, 1999, profit sharing contributions were made in cash. There were no profit sharing contributions made during the fiscal year ended December 27, 1998. Profit sharing contributions made during the fiscal year ended December 28, 1997 consisted of 110,520 shares of common stock. For the years ended December 26, 1999 and December 27, 1998, the Company's 401(k) contributions consisted of 9,848 and 35,292 shares of common stock, respectively, and cash. The Company's 401(k) contributions consisted of 28,915 shares of common stock and cash for the year ended December 28, 1997.


NOTE 9:       RECEIVABLES

Receivables consist of the following:

                                                                December 26, 1999                 December 27, 1998
                                                                -----------------                 -----------------
Accounts receivable - trade                                     $     68,011                       $     71,079
Current portion of advances to subsidiary                             11,059                                  -
Other receivables                                                     20,705                             16,777
                                                                -----------------                 -----------------
                                                                      99,775                             87,856
Less:  Allowance for doubtful accounts                               (13,799)                            (8,700)
                                                                -----------------                 -----------------
Net receivables                                                 $     85,976                       $     79,156
                                                                =================                 =================

NOTE 10:      INVENTORIES

Inventories consist of the following:

                                                               December 26, 1999                  December 27, 1998
                                                               -----------------                  -----------------
LIFO:
       Raw materials - pulp                                     $         83                       $        232
       Finished goods                                                 25,235                             31,417
FIFO:
       Raw materials - other                                           7,995                              7,346
       Materials and supplies                                         21,890                             20,924
                                                               -----------------                  -----------------
                                                                      55,203                             59,919
       Reserve for excess and obsolete
          Items                                                       (6,459)                            (6,637)
                                                               -----------------                  -----------------
Net Inventories                                                 $     48,744                       $     53,282
                                                               =================                  =================


NOTE 11:      PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                              December 26, 1999                  December 27, 1998
                                                              -----------------                  -----------------
Land                                                          $       3,443                      $       3,715
Buildings and improvements                                           39,038                             40,150
Machinery and equipment                                             248,927                            227,433
                                                              -----------------                  -----------------
                                                                    291,409                            271,298
Less:  Allowance for depreciation                                  (177,772)                          (165,098)
                                                              -----------------                  -----------------
Net property and equipment                                    $     113,637                      $     106,200
                                                              =================                  =================


NOTE 12:      ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                              December 26, 1999                  December 27, 1998
                                                              -----------------                  -----------------
Payroll - wages and salaries, incentive awards,
     retirement, vacation and severance pay                    $      8,369                       $     16,977
Coupons and promotions                                                8,214                              5,994
Royalties                                                             8,225                                718
Other                                                                 9,451                              9,957
                                                              -----------------                  -----------------
Total                                                          $     34,259                       $     33,646
                                                              =================                  =================


NOTE 13:      BANK CREDIT FACILITIES

On January 30, 1998, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Revolving Credit and Guaranty Agreement dated as of January 7, 1998, among the Company, as borrower, certain subsidiaries of the Company as guarantors, and The Chase Manhattan Bank, as agent ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended and restated as of June 14, 1999, Chase and a syndicate of banks made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75,000. The Company's maximum borrowing under the DIP Credit Facility could not exceed the lesser of $75,000 or an available amount as determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility had a sublimit of $10,000 for the issuance of letters of credit. The DIP Credit Facility expired on January 28, 2000 in accordance with its terms and was replaced with the Credit Facility defined herein.

At December 26,1999, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $2,000 in letters of credit issued under the DIP Credit Facility at December 26, 1999.

On January 28, 2000 the Company and certain subsidiaries of the Company as guarantors entered into a three-year $95,000 financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. as Agent. The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains customary restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

The Credit  Facility  provides that  borrowings  will bear interest at a rate of
1.50 percent in excess of Citibank's base rate, or at the Company's option, a rate of 2.50 percent in excess of the reserve adjusted eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid based upon the Company's leverage ratio and could decrease by a maximum of .5 percent and increase by a maximum of .25 percent. The Company will pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees.

On January 28, 2000, the Company borrowed approximately $15,000 to consummate the Plan. As of March 7, 2000 the Company had approximately $12,000 of borrowings and $2,000 in letters of credit outstanding under the Credit Facility.

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

The terms of the revolving credit facility and the short-term lines of credit above provided that a voluntary filing of a Chapter 11 petition would result in an event of default on such indebtedness. Amounts outstanding under these facilities are reflected as Liabilities Subject to Compromise in the accompanying consolidated balance sheet as of December 26, 1999 and December 27, 1998. As a result of its Chapter 11 filing, the Company was prohibited from paying any prepetition liabilities without Bankruptcy Court approval. Accordingly, no interest expense was recorded with respect to prepetition debt balances in the accompanying financial statements for the period subsequent to January 6, 1998.

Paragon Trade Brands (Canada) Inc. entered into a new $3,000 Cdn operating credit facility with a financial institution dated February 11, 1998. Borrowings under the prior Canadian revolving credit facility were repaid in full with the proceeds from borrowings under the new Canadian operating credit facility. Borrowings under this Canadian operating credit facility were secured by substantially all of Paragon Trade Brands (Canada) Inc.'s assets and bore interest at a rate of 1 percent over the financial institution's prime rate. The Company did not guaranty borrowings under the Canadian operating credit facility. The maximum borrowings under the Canadian operating credit facility were limited to the lesser of $3,000 Cdn or 75 percent of Paragon Trade Brands (Canada) Inc.'s trade accounts receivable. This Canadian operating facility was cancelled in September 1999.


NOTE 14:      LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise under the Company's reorganization proceeding include substantially all current and long-term unsecured debt as of the date of the Chapter 11 filing. Pursuant to the Bankruptcy Code, payment of these liabilities may not be made except pursuant to a plan of reorganization or
Bankruptcy Court order while the Company continues to operate as a debtor-in-possession. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations including a portion of short-term borrowings, claims subject to reclamation and employee wages, benefits and expenses.

Liabilities subject to compromise are comprised of the following:

                                                                     December 26, 1999            December 27, 1998
                                                                     -----------------            -------------------
Accrued settlement contingencies                                        $     278,500               $     278,500
Bank debt                                                                      81,397                      81,397
Accounts payable                                                               39,510                      39,752
Accrued liabilities                                                             5,920                       5,920
Deferred compensation                                                           1,396                       1,290
                                                                     -----------------            -------------------
                                                                        $     406,723               $     406,859
                                                                     =================            ===================


NOTE 15:      RELATED PARTY TRANSACTIONS

The Company has entered into various agreements with its subsidiaries and affiliates to sell certain diaper making equipment and purchase a portion of its diaper needs. Prices for the various transactions are established through negotiations between the related parties. The following is a summary of significant transactions and balances with its subsidiaries and affiliates as of or for the years ended December 26, 1999, December 27, 1998 and December 28, 1997:

PMI

Pursuant to the Joint Venture Agreement dated January 26, 1996 whereby the Company acquired a 49 percent interest in PMI, the Company agreed to sell to PMI certain diaper manufacturing equipment, finance the construction of a building and purchase a portion of its diaper needs from PMI.

                                           December 26, 1999            December 27, 1998            December 28, 1997
                                           -----------------            -----------------            -----------------
Sale of equipment                          $              -             $              -             $            194
Purchase of diapers from PMI               $         72,724             $         67,346             $         40,823
Due from PMI                               $         45,181             $         43,381             $         39,725
Due to PMI                                 $         12,047             $          7,340             $          5,313

The amounts due from PMI are primarily for equipment purchased, the financing of the building construction and working capital funding. They are evidenced by interest-bearing promissory notes and corresponding Purchase Loan and Security Agreements. The notes bore an interest rate of 10 percent until December 1, 1997. The notes currently bear an interest rate of approximately 7 percent. The amounts due under these agreements are reflected as either receivables or investments in and advances to unconsolidated subsidiaries, at equity on the accompanying balance sheets depending upon their maturities. Amounts due to PMI are carried as accounts payable and liabilities subject to compromise on the accompanying balance sheets.

MABESA

The Company has purchased certain diaper product needs from Mabesa and also sold excess diaper making equipment to Mabesa.

                                              December 26, 1999            December 27, 1998            December 28, 1997
                                              -----------------            -----------------            -----------------
Sale of equipment                              $           517              $             -              $         4,843
Purchase of diapers from Mabesa                $           154              $         1,733              $         2,196
Due from Mabesa                                $            10              $         2,732              $         3,623
Due to Mabesa                                  $           318              $           312              $           119

The amounts due from Mabesa for equipment purchased are classified as receivables on the balance sheets. The amounts due to Mabesa are classified as accounts payable and liabilities subject to compromise on the accompanying balance sheets.

MPC

The Company has sold certain diaper making equipment to MPC.

                                              December 26, 1999            December 27, 1998            December 28, 1997
                                              -----------------            -----------------            -----------------
Sale of equipment and technology
     transfer                                  $             -              $             -              $         2,400
Due from MPC                                   $           287              $           287              $         2,000

The amounts due from MPC are classified as receivables on the accompanying balance sheets.

GOODBABY

The Company has sold certain diaper making equipment to Goodbaby.

                                              December 26, 1999            December 27, 1998            December 28, 1997
                                              -----------------            -----------------            -----------------
Sale of equipment                              $             -              $             -              $         2,415
Due from Goodbaby                              $           722              $         1,182              $         2,710

The amounts due from Goodbaby are classified as receivables on the accompanying balance sheets.

At December 26, 1999 and December 27, 1998, the Company had deferred gains on the sales of equipment of $3,647 and $3,927, respectively. These gains are amortized to income over the depreciable life of the equipment.


NOTE 16:      LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a lawsuit in January 1994 in the Delaware District Court alleging that the Company's "Ultra" infant disposable diaper products infringed two of P&G's dual cuff diaper patents. The lawsuit sought injunctive relief, lost profit and royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by P&G. In March 1996, the Delaware District Court granted P&G's motion for summary judgment to dismiss the Company's antitrust counterclaim. The trial was completed in February 1997, the parties submitted post-trial briefs and closing arguments were conducted on October 22, 1997. Legal fees and costs for this litigation were significant.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178,400 were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company. On August 4, 1998, the Company filed with the Federal Circuit Court of Appeals its amended notice of appeal. The appeal was fully briefed, and oral argument was scheduled for February 5, 1999.

The Judgment had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C.
Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998.

P&G filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $2,300,000 (without trebling) to $6,500,000 (with trebling), which included a claim of $178,400 for the Delaware Judgment.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the P&G settlement, Paragon granted P&G an allowed unsecured prepetition claim of $158,500 and an allowed administrative claim of $5,000. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement
Agreement, with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design. The product conversion is complete. In exchange for these rights, the Company pays P&G running royalties on net sales of the licensed products equal to 2 percent through October 2005, .75 percent thereafter through October 2006 and .375 percent thereafter through March 2007 in the U.S.; and 2 percent through October 2008 and 1.25 percent thereafter through December 2009 in Canada. The Settlement Agreement also provides, among other things, that P&G will grant the Company and/or its affiliates "most favored licensee" status with respect to patents owned by P&G on the date of the Settlement Agreement or for which an application was pending on that date. In addition, the Company has agreed with P&G that prior to litigating any future patent dispute, the parties will engage in good faith negotiations and will consider arbitrating the dispute before resorting to litigation. The Equity Committee appealed the P&G Approval Order.

The Company believes that the royalty rates being charged by P&G, together with royalties to be paid to K-C described herein, have had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations.

Under the terms of the P&G Settlement Agreement, the Company has withdrawn with prejudice its appeal of the Delaware Judgment to the Federal Circuit, and P&G has withdrawn with prejudice its motion in Delaware District Court to find the Company in contempt of the Delaware Judgment. In addition, pursuant to the terms of the Plan, the Equity Committee has withdrawn with prejudice its appeal of the P&G Approval Order.

KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC. - On October 26, 1995, K-C filed a lawsuit against the Company in the U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs. The lawsuit sought injunctive relief, royalty damages, treble damages and attorneys' fees and costs. The Company denied liability under the patents and counterclaimed for patent infringement and violation of antitrust laws by K-C. Several pre-trial motions were filed by each party, including a motion for summary judgment filed by K-C with respect to the Company's antitrust counterclaim and a motion for summary judgment filed by the Company on one of the patents asserted by K-C. In addition, K-C subsequently sued the Company on another patent issued to K-C which is based upon a further continuation of one of the K-C dual cuff patents asserted in the case. That action was consolidated with the then-pending action. Legal fees and costs in connection with this litigation were significant.

As a result of the Company's Chapter 11 filing, the proceedings in the K-C litigation were stayed. The Bankruptcy Court issued an order on April 10, 1998 permitting, among other things, a partial lifting of the stay to allow the issuance of the special master's report on the items under his consideration. K-C filed with the Bankruptcy Court a motion for reconsideration of the Bankruptcy Court's April 10, 1998 order, which was denied on June 15, 1998. K-C has appealed this denial of reconsideration to the District Court for the Northern District of Georgia. The Company objected to K-C's appeal and sought to have it dismissed. K-C also filed a motion with the District Court in Atlanta to withdraw the reference (the "Withdrawal Motion") with respect to all matters pertaining to its proof of claim from the jurisdiction of the Bankruptcy Court. By order executed February 18, 1999, the appeal, the Withdrawal Motion and the Company's motion to dismiss the appeal were dismissed by the District Court without prejudice to the right of either party within sixty days to re-open the actions if a settlement was not consummated.

The Company has previously disclosed that had K-C prevailed on its claims, an award of all or a substantial portion of the relief requested by K-C could have had a material adverse effect on the Company's financial condition and its results of operations.

K-C filed alleged claims in the Company's Chapter 11 reorganization proceeding ranging from approximately $893,000 (without trebling) to $2,300,000 (with trebling).

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. Under the terms of the K-C Settlement Agreement, the Company granted K-C an allowed unsecured prepetition claim of $110,000 and an allowed administrative claim of $5,000. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, which are exhibits to the Settlement Agreement, with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design. The product conversion is complete. In exchange for these patent rights, the Company pays K-C annual running royalties on net sales of the licensed products in the U.S. and Canada equal to: 2.5 percent of the first $200,000of net sales of the covered diaper products and 1.5 percent of such net sales in excess of $200,000 in each calendar year commencing January 1999 through November 2004. The Company has agreed to pay a minimum annual royalty for diaper sales of $5,000, but amounts due on the running royalties will be offset against this minimum. The Company also pays K-C running royalties of 5 percent of net sales of covered training pant products for the same period, but there is no minimum royalty for training pants. As part of the settlement, the Company has granted a royalty-free license to K-C for three patents which the Company in the Texas action claimed K-C infringed.

The Company believes that the overall effective royalty rate that the Company will pay to K-C, together with royalties to be paid to P&G described above, has had, and will continue to have, a material adverse impact on the Company's future financial condition and results of operations.

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of superabsorbent polymer ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company experienced certain product performance issues the Company believes may have been related to the SAP the Company initially converted to in December of 1998. In February 1999, the Company converted to a new SAP. The Company is encountering increased product costs due to the increased price and usage of the new SAP. While the Company is working diligently with its SAP suppliers to develop a more cost-effective alternative which is still within the SAP Safe Harbor, the Company cannot predict at this time whether or when the added costs will be fully offset. The

Company expects that these increased product costs will have a material adverse impact on its financial condition and results of operations for at least 2000 and potentially beyond.

On October 29, 1999, in accordance with the terms of the K-C Settlement Agreement, K-C dismissed with prejudice its complaint in the Texas action and the Company dismissed with prejudice its counterclaims in the Texas action. On November 4, 1999, K-C filed a stipulation dismissing with prejudice its related filings in the Georgia District Court. On November 2, 1999, the parties exchanged mutual releases pursuant to the Settlement Agreement. In addition, as contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeal of the K-C Approval Order.

IN RE PARAGON TRADE BRANDS, INC. -- As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G finding that two of P&G's diaper patents were valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

Subsequently, damages of approximately $178,400 were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company.

The Chapter 11 filing prevented P&G from placing liens on the Company's assets, permitted the Company to appeal the Delaware District Court's decision in an orderly fashion and afforded the Company the opportunity to resolve liquidated and unliquidated claims against the Company which arose prior to the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding.

On July 12, 1999, the Bankruptcy Court issued the Bidding Procedures Order. The Bidding Procedures Order provided for the consideration of competing investment proposals from qualified bidders in addition to Wellspring and for the filing by the Company of a stand-alone plan of reorganization. The Bidding Procedures Order provided for the consideration of competing investment proposals from other qualified bidders and for the filing by the Company of a stand-alone plan of reorganization. The Equity Committee filed a motion for amended findings with respect to the Bankruptcy Court's July 12, 1999 order. The Bankruptcy Court denied the Equity Committee's motion. The Equity Committee appealed the Bidding Procedures Order.

On August 25, 1999, with the support of the Creditors' Committee, the Company filed the Initial Plan with the Bankruptcy Court. The Initial Plan provided a stand-alone plan alternative to the Wellspring Transaction. In accordance with the Bankruptcy Court-approved auction procedures, an auction commenced on September 21, 1999. The auction continued thereafter until the Company, after consultation with the Creditors' Committee, the Equity Committee, P&G and K-C, determined to conclude the auction on October 4, 1999. At the conclusion of the auction, the Company, after consultation with the Creditors' Committee, the Equity Committee, P&G and K-C, determined that Wellspring had submitted the best bid. On October 15, 1999, the Company and the Creditors' Committee, as co-proponents, jointly filed the Amended Plan which incorporated the Wellspring Transaction, as modified by the Company after consultation with its various creditor constituencies. The Amended Plan also provided that, in the event the proposed Wellspring transaction was not consummated, the proponents could have pursued confirmation of a stand-alone plan of reorganization.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order, the K-C Approval Order and the Bidding Procedures Order.

TRACY PATENT - The Company previously received notice from a Ms. Rhonda Tracy that Ms. Tracy believed the Company's diapers infringe a patent issued in August 1998 to Ms. Tracy (U.S. Patent No. 5,797,824). The Company responded, based upon advice of its independent patent counsel, that it believes its products do not infringe any valid claim of Ms. Tracy's patent. On April 29, 1999, the Company received notice that Ms. Tracy had filed suit in the United States District Court for the Northern District of Illinois against K-C, Tyco International, Ltd., Drypers Corporation and a number of the Company's customers, alleging infringement of her patent. The Company was not named as a defendant in this suit. Rather, Ms. Tracy indicated in her April 29, 1999 letter that the Company would be sued upon completion of the current suit.

The Company and Ms. Tracy entered into a Settlement Agreement, which was approved by the Bankruptcy Court on December 8, 1999, pursuant to which the Company paid Ms. Tracy $500 in exchange for a release from liability from any claims under Ms. Tracy's patent for the Company, its Affiliates, as defined therein, and retailers who sell products manufactured by the Company and its Affiliates. Under the terms of the Settlement Agreement, Ms. Tracy also granted a nonexclusive, fully paid-up, irrevocable, worldwide license to permit the Company and its Affiliates to make, have made, lease, use, import, offer to sell, and sell disposable absorbent products under the terms of Ms. Tracy's patent. This license also extends to retailers to the extent they are selling products manufactured by the Company and its Affiliates.

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a certain K-C patent related to a method and apparatus for attaching a graphic patch to a disposable absorbent garment. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. The Company is currently evaluating the suit.

OTHER -- The Company is also a party to other legal activities generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party will not have a material adverse effect on its financial condition or results of operations.


NOTE 17:      COMMITMENTS

Paragon has operating lease agreements for certain facilities that expire during the years 2000 through 2005. Future minimum lease payments required under these non-cancelable operating leases are: $265 in 2000, $79 in 2001, $19 in 2002, $8 in 2003 and $21 in 2004 and thereafter. Rental expense for facilities and equipment was $2,607, $2,676 and $3,015 for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

Commitments for capital expenditures as of December 26, 1999 are $552. Other Company commitments include purchase commitments for raw materials at prevailing market rates. In April 1998, the Company entered into an agreement with Clariant International Ltd. (subsequently purchased by BASF Corporation) whereby it agreed, subject to certain limitations, to purchase 100 percent of its requirements of SAP through December 31, 2001.


NOTE 18:      NET LOSS PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share:

                                                                                       Year Ended
                                                         -----------------------------------------------------------------
                                                         December 26, 1999       December 27, 1998       December 28, 1997
                                                         -----------------       -----------------       -----------------
Net loss                                                  $    (28,376)           $    (65,383)           $   (212,717)
                                                          =============           =============           =============

Weighted average number of common shares
     used in basic EPS (000's)                                  11,950                  11,937                  11,913
Effect of dilutive securities:
     Stock options (000's)                                           -                       -                       -
                                                         -----------------       -----------------      -----------------
Weighted average number of common
     shares and potentially dilutive
     common shares in diluted EPS (000's)                       11,950                  11,937                  11,913
                                                          =============           =============           =============
Basic loss per common share                               $      (2.37)           $      (5.48)           $     (17.86)
Diluted loss per common share                             $      (2.37)           $      (5.48)           $     (17.86)

Options to purchase 646,667, 699,491 and 313,612 shares of common stock outstanding during the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings per share are the same for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 because the computation of diluted earnings per share was anti-dilutive.


NOTE 19:      SEGMENT REPORTING

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of Changing Paradigms, Inc., which was disposed of in October 1998, and the Company's international investment in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment. Identifiable assets included in the corporate and other segment include deferred tax assets, international investments in joint ventures and cash and other financial instruments managed by the corporate treasury department. Inter-segment net sales are not significant. Segment accounting policies are the same as those described in Note 2.

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

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
1999                                                           Infant Care      Incontinence         Other           Total
----                                                         -------------    --------------    --------------   -------------
   Net sales                                                 $     486,086    $      12,570     $            -   $     498,656
   Operating loss                                                  (11,532)         (13,988)                 -         (25,520)
   Equity in earnings of unconsolidated subsidiaries                     -                -              2,339           2,339
   Dividend income from unconsolidated subsidiary                        -                -                992             992
   Interest expense                                                      -                -                482             482
   Other income                                                          -                -              2,483           2,483
   Earnings (loss) before income taxes and bankruptcy costs        (11,532)         (13,988)             5,332         (20,188)
   Identifiable assets                                             227,808           41,712             51,856         321,376
   Investments in unconsolidated subsidiaries                            -                -             79,144          79,144
   Capital expenditures                                             20,292              641              6,748          27,681
   Depreciation and amortization                                    33,042            4,118                  -          37,160


                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
1998                                                           Infant Care      Incontinence         Other           Total
----                                                         -------------    --------------    --------------   -------------
   Net sales                                                 $     512,759    $       6,608     $       15,840   $     535,207
   Operating profit (loss)                                         (42,209)(1)      (16,916)(2)          1,149         (57,976)
   Equity in earnings of unconsolidated subsidiaries                     -                -              4,077           4,077
   Dividend income from unconsolidated subsidiary                        -                -                922             922
   Interest expense                                                      -                -                450             450
   Other income                                                          -                -              2,437           2,437
   Earnings (loss)before income taxes and bankruptcy costs         (42,209)         (16,916)             8,135         (50,990)
   Identifiable assets                                             245,772           39,614             55,117         340,503
   Investments in unconsolidated subsidiaries                            -                -             88,784          88,784
   Capital expenditures                                             23,542            1,256             11,655          36,453
   Depreciation and amortization                                    29,536            4,742                181          34,459

                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
1997                                                           Infant Care      Incontinence         Other           Total
----                                                         -------------    --------------    --------------   -------------
   Net sales                                                 $     545,225    $       4,264     $       12,486    $     561,975
   Operating loss                                                 (154,989)(3)      (23,721)(4)         (5,078)(5)     (183,788)
   Equity in earnings of unconsolidated subsidiaries                     -                -                953              953
   Interest expense                                                      -                -              4,667            4,667
   Other income                                                          -                -              1,664            1,664
   Earnings (loss) before income taxes                            (154,989)         (23,721)            (6,073)        (184,783)
   Identifiable assets                                             234,707           45,540             22,087          302,334
   Investments in unconsolidated subsidiaries                            -                -             73,808           73,808
   Capital expenditures                                             31,607           12,415             11,013           55,035
   Depreciation and amortization                                    33,127            2,294                 93           35,514

------------------

(1)      Includes $78,500 accrued settlement contingency for estimated settlement costs.


(2)      Includes asset impairment of $3,408 related to tampon-related machinery.

(3)      Includes $200,000 accrued settlement contingency for P&G patent litigation.

(4)      Includes asset impairment of $4,442 related to tampon-related machinery.

(5)      Includes $5,000 write-off of software and associated consulting.


The following table presents net sales by country based on the country of origin, including exports from such countries:

                                      1999             1998             1997
                                    ----------       ----------      -----------
United States                       $  473,091       $  497,919      $   521,487
Canada                                  25,565           37,288           40,488
                                    ----------       ----------      -----------
Consolidated                          $498,656         $535,207         $561,975
                                    ==========       ==========      ===========

The following table presents net property, plant and equipment, including assets held for sale, based on location of the asset:

                                      1999             1998             1997
                                    ----------       ----------      -----------
United States                       $  112,336       $  106,705      $   123,313
Canada                                   4,613            4,186            6,143
                                    ----------       ----------      -----------
Consolidated                          $116,949         $110,891         $129,456
                                    ==========       ==========      ===========


NOTE 20:      SUBSEQUENT EVENTS

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring purchased 11,516,405 shares or approximately 97 percent of the common stock of the reorganized Company for a cash contribution of $115,200.. Under the Plan, general unsecured creditors of the Company were entitled to a pro-rata distribution of $115,400 cash and $146,000 of 11.25 percent senior subordinated notes. A total of 178,365 shares and 625,821 warrants to purchase additional shares of the Company's new common stock will be distributed to holders of old common stock under the Plan. Common stockholders of record as of January 13, 2000 will receive .0149 shares of the Company's newly issued common stock for each share of the Company's old common stock and
 .0524 warrants. The warrants are transferable, have an exercise price of $18.91 per share and expire on January 28, 2010. General unsecured creditors and stockholders of record as of January 13, 2000 are entitled to receive their pro-rata share of the proceeds, if any, of certain litigation claims that remain with the estate and which will be prosecuted on their behalf by the litigation claims representative appointed under the Plan.

CREDIT FACILITY: On January 28, 2000 the Company and certain subsidiaries of the Company, as guarantors, entered into a Credit Facility with Citicorp USA, Inc. as agent ("Citicorp") and a syndicate of banks for a revolving credit and letter of credit facility for up to $95,000. The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The

Credit Facility contains restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

The Credit  Facility  provides that  borrowings  will bear interest at a rate of
1.50 percent in excess of Citibank's base rate, or at the Company's option, a rate of 2.50 percent in excess of the reserve adjusted eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid based upon the Company's leverage ratio and could decrease by a maximum of .5 percent and increase by a maximum of .25 percent. The Company will pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees.

On January 28, 2000, the Company borrowed approximately $15,000 to consummate the Plan.

SENIOR SUBORDINATED NOTES. On January 28, 2000, the Company issued the New Notes. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow as defined in the Indenture falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates.

FRESH START ACCOUNTING: The Company will record the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, the reorganization value will be allocated to specific tangible and identifiable assets and liabilities. The following Selected Consolidated Pro Forma Financial Data (Unaudited) reflect the Plan and fresh start accounting as if the Plan was consummated on December 26, 1999.


                 SELECTED CONSOLIDATED PRO FORMA FINANCIAL DATA
                                   (Unaudited)

                                                                      Adjustments                            Pro-Forma
                                             Pre-Fresh Start           To Record                            Fresh Start
                                              Balance Sheet             Plan Of          Fresh Start       Balance Sheet
                                            December 26, 1999         Confirmation       Adjustments     December 26, 1999
                                            -----------------         ------------       -----------     -----------------
Current assets                                 $      155,707     $     (17,656)(1)(3)  $          -        $      138,051
Long-term assets                                      213,913             1,222 (2)            7,564               222,699
Goodwill                                               30,900                 -              (30,900)                    -
                                            -----------------    ---------------       --------------      ---------------
Total assets                                   $      400,520     $     (16,434)        $    (23,336)       $      360,750
                                            =================    ===============       ==============      ===============
Current liabilities                            $       76,499     $      (5,048)(1)(3)  $     (3,508)       $       67,943
Liabilities subject to compromise                     406,723          (406,723)(1)(4)             -                     -
Long-term debt                                              -           164,507 (5)                -               164,507
Other long-term liabilities                             7,115                 -                    -                 7,115
                                            -----------------    ---------------       --------------      ---------------
Total liabilities                                     490,337          (247,264)              (3,508)              239,565

Shareholders equity (deficit)                         (89,817)          230,830 (6)          (19,828)              121,185
                                            -----------------    ---------------       --------------      ---------------
Total liabilities and shareholder's
     equity (deficit)                          $      400,520     $     (16,434)        $    (23,336)       $      360,750
                                            =================    ===============       ==============      ===============


------------------

(1) To record reduction of cost to pay certain liabilities subject to compromise and reduction of certain receivables that were offset against liabilities subject to compromise.

(2)      To record deferred financing costs of the Credit Facility.

(3) To record payment of certain accrued professional fees related to the bankruptcy.

(4) To record the extinguishment of liabilities subject to compromise per the Plan.

(5) To record the issuance of the New Notes and borrowings under the Credit Facility.

(6) To record the issuance of 11,891,000 shares of common stock at $10 per share, issuance of 625,821 warrants, gain from extinguishment of debt and certain fees arising from confirmation of the Plan.


NOTE 21:      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

FISCAL YEAR ENDED DECEMBER 26, 1999

                                                                    First           Second           Third            Fourth
                                                               --------------   --------------  ---------------  ---------------
     Net sales                                                 $     126,244    $     117,848   $      128,507   $      126,057
     Gross profit                                                     16,707           14,468           18,307           13,563
     Net loss                                                         (7,219)          (8,385)          (5,235)          (7,537)
     Basic and diluted loss per common share                   $        (.60)   $        (.70)  $         (.44)   $        (.63)
     Price Range of the Company's common stock:
         High                                                  $        6.19    $        3.50   $         1.13    $         .54
         Low                                                   $        2.06    $        1.00   $          .17    $         .16


FISCAL YEAR ENDED DECEMBER 27, 1998
                                                                    First           Second           Third            Fourth
                                                               --------------   --------------  ---------------  ---------------
     Net sales                                                 $     138,297    $     126,991   $      136,993   $      132,926
     Gross profit                                                     27,498           24,647           27,912           26,578
     Net earnings (loss)                                               6,006            3,369            4,024          (78,782)
     Basic and diluted earnings (loss) per common
         share                                                 $         .50    $         .28   $          .34   $        (6.59)
     Price Range of the Company's common stock:
         High                                                  $       20.25    $        6.81   $         4.63   $         3.63
         Low                                                   $        4.19    $        2.63   $         2.63   $         1.75

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 26, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                             Balance at       Charged         Deductions       Balance at
                                                              Beginning          to              From            End of
Description                                                   of Period       Earnings         Reserve           Period
----------------------------------------------------         -----------     -----------     ------------      -----------
Reserve deducted from related assets:
     Doubtful accounts - accounts receivable

         1999.......................................          $    8,700     $    5,031      $        68       $    13,799
                                                              ==========     ==========      ============      ===========
         1998.......................................          $    6,535     $    3,787      $    (1,622)      $     8,700
                                                              ==========     ==========      ============      ===========
         1997.......................................          $    7,637     $     (587)     $      (515)      $     6,535
                                                              ==========     ==========      ============      ===========

     Excess and obsolete items - inventories

         1999.......................................          $    6,637     $   11,098      $   (11,276)      $     6,459
                                                              ==========     ==========      ============      ===========
         1998.......................................          $    7,397     $    3,000      $    (3,760)      $     6,637
                                                              ==========     ==========      ============      ===========
         1997.......................................          $    7,803     $    6,140      $    (6,546)      $     7,397
                                                              ==========     ==========      ============      ===========

ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information regarding the Company's Board of Directors:

                Name                   Age                                   Principal Occupation
    ------------------------          ------     -----------------------------------------------------------------------------
    Bobby V. Abraham                  58         Chief Executive Officer, Paragon Trade Brands, Inc.
    David W. Cole                     52         President, Torbitt & Castleman Company, Inc.
    Greg S. Feldman                   43         Managing Partner, Wellspring Capital Management LLC
    David C. Mariano                  37         Partner, Wellspring Capital Management LLC
    James R. McManus                  66         Chief Executive Officer, Beachside Capital Partners, L.L.C.
    Thomas F. Ryan, Jr.               58         Private Investor
    J. Dale Sherratt                  61         Managing General Partner, Wellfleet Investments
    Carl M. Stanton                   31         Principal, Wellspring Capital Management LLC
    Thomas J. Volpe                   64         Senior Vice President, Financial Operations,
                                                   The Interpublic Group of Companies


BOBBY V. ABRAHAM has been a director and the Chief Executive Officer of the Company since its initial public offering in February 1993, served as Chairman of the Company's Board of Directors from August 1993 to January 2000, and was appointed to the Executive Committee of the Board of Directors in February 2000.

DAVID W. COLE was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Cole currently serves as President of Torbitt & Castleman Company, Inc., a consumer food products manufacturer and supplier. Mr. Cole formerly served as the Company's President from 1993 to 1999.

GREG S. FELDMAN was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Feldman is the Managing Partner of Wellspring Capital Management LLC, a private equity fund management company and has been affiliated with Wellspring since January 1995. Mr. Feldman also serves as a director of The Hockey Company, a sporting goods manufacturer, Lionel LLC, a manufacturer and marketer of model trains and accessories and Far and Wide Travel Corporation, a leading tour operator.

DAVID C. MARIANO was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Mariano was appointed to the Executive and Compensation and Governance Committees of the Board of Directors in February 2000 and serves as Chair of the Compensation and Governance Committee. Mr. Mariano is a Partner in Wellspring Capital Management LLC, a private equity fund management company and is also a director of Far and Wide Travel Corporation. Prior to joining Wellspring in November 1997, Mr. Mariano was a Managing Director of The Blackstone Group LP, an investment banking firm.

JAMES R. MCMANUS was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. McManus is currently CEO of Beachside Capital, LLC, a private investment company which he founded in September 1997. Mr. McManus previously served as CEO of Marketing Corp. of America from its founding in March 1971 to September 1999. Mr. McManus also serves as a director of Family Time.Com, an internet content company, and is a trustee of Northwestern University and Carnegie Hall, Inc.

THOMAS F. RYAN, JR. was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Ryan was appointed to the Audit Committee of the Board of Directors in February 2000. Mr. Ryan is currently a private investor. Mr. Ryan formerly served as President of the American Stock Exchange, a national securities exchange, from October 1995 to April 1999, and as Chairman of Kidder, Peabody & Co., Inc., a securities trading and investment firm, from January 1995 to October 1995.

J. DALE SHERRATT was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Sherratt was appointed to the Executive Committee of the Board of Directors in February 2000. Mr. Sherratt has been the Managing General Partner of Wellfleet Investments, a health care investment company, since May 1992. Mr. Sherratt serves as a Trustee of Mass. Financial Services, a mutual fund company.

CARL M. STANTON was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Stanton was appointed to the Executive, Audit and Compensation and Governance Committees of the Board of Directors in February 2000. Mr. Stanton will serve as Chair of the Audit Committee. Mr. Stanton currently is a Principal in Wellspring Capital
Management, LLC, a private equity fund management company and has been affiliated with Wellspring since1998. Prior to joining Wellspring, Mr. Stanton was a Principal with Dimeling, Schreiber & Park, a private equity fund management company from 1994 to December 1998

THOMAS J. VOLPE was appointed a director of the Company as of January 28, 2000 pursuant to the provisions of the Plan. Mr. Volpe was appointed to the Audit Committee in February 2000. Mr. Volpe has served as the Senior Vice President - Financial Operations for The Interpublic Group of Companies since March 1986. Mr. Volpe also serves as a director of American Technical Ceramics, Inc, a capacitor manufacturer, and Alliance Atlantic, Inc., a movie and television production and distribution company.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's executive officers:

                Name                   Age                                         Position
    ------------------------------    ------     -----------------------------------------------------------------------------
    Bobby V. Abraham                  58         Chief Executive Officer
    Alan J. Cyron                     47         Executive Vice President, Chief Financial Officer and Treasurer
    Robert E. McClain                 50         Executive Vice President - Sales and Marketing
    Christine I. Oliver               42         Executive Vice President - Customer Management
    John R. Cook                      58         Vice President - Technical Support
    Catherine O. Hasbrouck            35         Vice President, General Counsel and Secretary
    Stanley Littman                   59         Vice President - Technology and Materials
    Jeffrey S. Schoen                 39         Vice President - Manufacturing
    Kathy L. Evenson                  40         Director, Human Resources


BOBBY V. ABRAHAM has been a director and the Chief Executive Officer of the Company since its initial public offering in February 1993 and was the Chairman of the Company's Board of Directors from August 1993 to January 2000.

ALAN J. CYRON has been the Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since February 1997. Mr. Cyron was reappointed Treasurer in December 1999. From April 1995 until February 1997, he served as the Company's Vice President and as Treasurer from May through July 1995. Prior to joining the Company, Mr. Cyron served as Managing Director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corp., from January 1992 through March 1995.

ROBERT E. MCCLAIN was appointed Executive Vice President - Sales and Marketing in January 1998. Prior to that time, Mr. McClain had served as the Company's President of Sales from March 1997, and as Vice President - Business Development from September 1996 to March 1997. Before joining the Company, Mr. McClain was the Senior Vice President, Sales and Marketing for Nice Pak Products from 1992 to September 1996.

CHRISTINE I. OLIVER was appointed Executive Vice President - Customer Management in June 1999. Ms. Oliver also currently serves as President of Paragon Trade Brands (Canada) Inc., a wholly owned subsidiary of the Company and has served in that position since October 1997. From February 1993 to October 1997, Ms. Oliver served as Vice-President-Manufacturing for Paragon Trade Brands (Canada) Inc.

JOHN R. COOK has been Vice President - Technical Support of the Company since 1998. Prior to that time, Mr. Cook served as the Company's Vice President - Quality Management from 1994 to 1998.

CATHERINE O. HASBROUCK has been Vice President, General Counsel and Secretary of the Company since June 1996. Prior to joining the Company, Ms. Hasbrouck practiced law as an associate with the law firm of Troutman Sanders LLP from January 1992 to June 1996. Ms. Hasbrouck has resigned effective March 15, 2000.

STANLEY LITTMAN has been Vice President - Technology and Materials of the Company since September 1998. Prior to that time, Mr. Littman served the Company as Vice President - Supply Management (November 1997 to September 1998) and Director, Supply Management (April 1996 through October 1997). Prior to joining the Company, Mr. Littman was employed by Fiberweb, a nonwovens manufacturing company, as Research Director, Medical Fabrics, from 1992 to 1996.

JEFFREY S. SCHOEN was appointed Vice President - Manufacturing of the Company in March 1999. Prior to that time, Mr. Schoen served the Company as a Plant Manager at two of its manufacturing facilities from 1994 to March 1999.

KATHY L. EVENSON was appointed Director, Human Resources for the Company in April 1998. Prior to that time, Ms. Evenson served the Company as Director, Compensation and Benefits from February 1998 to April 1998, Compensation and
Benefits Manager June 1995 to February 1998, and Supervisor, Compensation and Benefits from June 1994 to June 1995.


ITEM 11:      EXECUTIVE COMPENSATION

The following table discloses information concerning the compensation of those persons who were, at December 26, 1999, the last day of the Company's 1999 fiscal year, the Company's Chief Executive Officer, the four other most highly compensated executive officers on that date and two executive officers of the Company who had resigned their positions prior to December 26, 1999 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                   ANNUAL COMPENSATION                COMPENSATION AWARDS
                                                   -------------------                -------------------
                                                                      OTHER          RESTRICTED    SECURITIES
                                                                      ANNUAL           STOCK       UNDERLYING        ALL OTHER
         NAME AND            FISCAL                   BONUS        COMPENSATION       AWARD(S)      OPTIONS/        COMPENSATION
    PRINCIPAL POSITION        YEAR      SALARY($)   ($)(1)(2)        ($)(3)            ($)(4)        SARS(#)          ($)(5)
    ------------------        ----      ---------   ---------   ---------------     ------------     -------          ------
Bobby V. Abraham........      1999       500,006             0               0               0             0            14,988
  Chief Executive Officer     1998       519,237       561,004               0               0             0           234,191
                              1997       500,006             0               0               0        30,000           104,885

David W. Cole(6)........      1999       228,923             0               0               0             0            13,292
  President                   1998       269,537       224,400           9,230               0             0            18,143
                              1997       304,954             0          13,985               0        20,000             3,146

Alan J. Cyron...........      1999       225,000             0               0               0             0            12,668
  Executive Vice              1998       228,422       210,375               0               0             0            16,318
  President and               1997       206,612             0           4,615               0        15,000             3,158
  Chief Financial Officer

Arrigo D. Jezzi(7)......      1999        73,558             0               0               0             0           473,146
  Executive Vice              1998       224,423       210,375               0               0             0            18,289
  President,  Operations,     1997       173,679             0          32,179               0        10,000             4,250
  Technology and
  International

Robert E. McClain ......      1999       210,000             0               0               0             0            13,447
  Executive Vice              1998       177,355       196,350               0               0             0            12,974
  President, Sales and
  Marketing

Christine I. Oliver(8)..      1999       244,277             0               0               0             0            24,428
  Executive Vice
  President, Customer
  Management

Catherine O. Hasbrouck(9)     1999       150,000        40,000               0               0             0            10,911
  Vice President, General
  Counsel and Secretary

------------------

(1) As a result of the Company's performance in fiscal 1997, no annual bonus payment was made to any of the named executive officers for 1997.

(2) In addition to amounts earned under the Company's Annual Bonus program, Mr. McClain earned a sales bonus in the amount of $71,210 in 1998. In 1999, Ms. Hasbrouck received a bonus of $40,000 in connection with settlement and compromise of certain claims filed in the Company's Chapter 11 reorganization proceeding.

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

(4) Restricted stock reported herein is valued at the closing price of the Common Stock as reported on the New York Stock Exchange, Inc. (the "NYSE") on the date of grant. Restricted stock awards are forfeitable and vest, generally, in either two or three equal annual installments from the date of grant, subject to acceleration in the event of certain mergers or consolidations involving the Company, a sale, lease, exchange or other transfer of all or substantially all of the Company's assets, or a liquidation or dissolution of the Company. Such awards may be granted at up to a 20% discount to the market price of the Common stock on the date of award. Dividends are payable on restricted stock at the same rate payable to all stockholders. A restricted stock award in the amount of $49,750 was made in 1996 in recognition of Mr. Cyron's efforts in connection with the investment in Mabesa, and such award vested 33.4% on February 19, 1997, 33.3% on February 19, 1998 and 33.3% on February 19, 1999.

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

(5) The amounts shown for fiscal 1999 represent: (i) matching 401(k) contributions under the Paragon Retirement Savings Investment Management Program (the "PRISM Plan") in the amounts of $2,308, $1,108, $1,038, $1,038, $767 and
$692 for Messrs. Abraham, Cole, Cyron, Jezzi, McClain and Ms. Hasbrouck, respectively; (ii) retirement contributions under the PRISM Plan in the amounts of $4,800 for each of Messrs. Abraham, Cole, Cyron, Jezzi, McClain and Ms. Hasbrouck; (iii) profit sharing contributions under the PRISM Plan in the amounts of $7,880, $6,830, $7,880 and $5,419 for Messrs. Abraham, Cyron, McClain and Ms. Hasbrouck, respectively; (iv) employee and spouse contributions in the amounts of $14,999.64 and $9,427.95, respectively under the Registered Retirement Savings Plan (the "RRSP") for Ms. Oliver; (v) payments in the amount of $450,000 and $17,308 for severance and accrued vacation, respectively, to Mr. Jezzi pursuant to his Employment Contract; and (vi) payment in the amount of $7,385 for accrued vacation to Mr. Cole upon his resignation.

(6) Mr. Cole resigned effective as of December 8, 1999.

(7) Mr. Jezzi resigned effective as of April 15, 1999.

(8) Ms. Oliver is a Canadian citizen and is compensated in Canadian Dollars. The components of Ms. Oliver's compensation are reported in Canadian dollars. The rate for conversion of Canadian dollars to United States dollars for 1999 averaged US .67 per Canadian dollar.

(9) Ms. Hasbrouck has resigned effective as of March 15, 2000.

1999 OPTION GRANTS AND EXERCISES

There were no option  grants under any of the Company's  incentive  compensation
plans  in  1999.  SEE  "BOARD   COMPENSATION   COMMITTEE   REPORT  ON  EXECUTIVE
COMPENSATION: LONG-TERM INCENTIVES," BELOW.

The following table provides information on the aggregated option/SAR exercises by named executive officers in 1999 and the value of the named executive officers' unexercised options/SARs at December 26, 1999. Pursuant to the
Company's Plan of Reorganization, all outstanding options were canceled effective January 28, 2000. No new options have been granted.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED               NUMBER OF SECURITIES
                                OPTION/SAR                            OPTIONS AT                   UNDERLYING UNEXERCISED
                                EXERCISES                          FISCAL YEAR-END(#)            SARS AT FISCAL YEAR END(#)
                                ---------                  ------------------------------      ------------------------------
                                SHARES
                               ACQUIRED
                                  ON          VALUE
            NAME               EXERCISE      REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
            ----               --------      --------      -----------      -------------      -----------      -------------
Bobby V. Abraham...........           0          0           229,160           22,500                  0                0
David W. Cole..............           0          0           132,500                0                  0                0
Alan J. Cyron..............           0          0            38,750           11,250                  0                0
Arrigo D. Jezzi............           0          0                 0                0                  0                0
Robert E. McClain..........           0          0                 0                0             12,500            7,500
Christine I. Oliver........           0          0             3,340                0              3,000            2,000
Catherine O. Hasbrouck.....           0          0            12,500            7,500                  0                0

                                     VALUE OF UNEXERCISED
                                IN-THE -MONEY OPTIONS/SARS AT
                                    FISCAL YEAR-END($)(1)
                                    ---------------------


            NAME               EXERCISABLE      UNEXERCISABLE
            ----               -----------      -------------
Bobby V. Abraham...........         0                 0
David W. Cole..............         0                 0
Alan J. Cyron..............         0                 0
Arrigo D. Jezzi............         0                 0
Robert E. McClain..........         0                 0
Christine I. Oliver........         0                 0
Catherine O. Hasbrouck.....
                                    0                 0

---------------

(1) The value of the options/SARs on December 26, 1999 is based on the average of the high and low sales price per share of the Common Stock as quoted on the NASDAQ Over-the-Counter Bulletin Board on December 23, 1999 ($.235). None of the outstanding options or SARs were in the money at December 26, 1999.

COMPENSATION OF DIRECTORS

FEES. Directors who are employees of the Company do not receive any fees for their services as directors. As of February 23, 2000, directors who are not employees of the Company are paid an annual retainer of $20,000 for serving on the Board of Directors. Each nonemployee director receives an additional fee of $1,250 per day for attending each meeting of the Board of Directors and $1,000 for attending each meeting of a committee of the Board of Directors. A nonemployee director serving as a committee chairman receives an additional $2,500 per annum.

OPTIONS. The Company's Stock Option Plan for Nonemployee Directors (the "Director Plan") was suspended by the previous Board during the pendancy of the Company's Chapter 11 reorganization proceeding. As such, no options were granted to directors under the Director Plan in 1999. At the closing of the Wellspring Transaction, the Plan Implementation Committee of the Board of Directors of reorganized Paragon elected to terminate the Director Plan. The new Board of Directors intends to qualify a stock option plan for nonemployee directors which would provide that directors who are not employees of the Company may receive grants of options to purchase Common Stock under such a plan. It is contemplated that under such a plan each nonemployee director would be eligible to automatically receive an option to purchase 3,000 shares of Common Stock on the first business day following his or her initial election as a director of the Company, at an exercise price of $10.00 per share, and thereafter would be eligible to receive annually, on the first business day following the date of each annual meeting of stockholders of the Company, an option to purchase 3,000 shares of Common Stock at its then fair market value.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF   EMPLOYMENT   AND  CHANGE-IN-CONTROL
ARRANGEMENTS

CONFIRMATION RETENTION PLAN FOR TOP EIGHT EXECUTIVES. In August 1998, the Company received Bankruptcy Court approval of its Confirmation Retention Plan for Top Eight Executives (the "Confirmation Retention Plan"), which had previously been adopted by the Compensation Committee of the Company's Board of Directors (the "Committee"). The Confirmation Retention Plan was designed to provide additional incentive for the Company's eligible executives to remain with the Company through the conclusion of the Company's Chapter 11 reorganization proceeding and to ensure their continued dedication and efforts without undue concern for their personal financial and employment security in order to expedite the Company's emergence from Chapter 11. In particular, the Confirmation Retention Plan includes a bonus that was payable to the eligible executives upon emergence from Chapter 11 (the "Confirmation Bonus") and enhanced severance protection, as described below.

In conjunction with the Confirmation Retention Plan, each of the eligible executives of the Company, including Mr. Abraham and certain of the other named executive officers, entered into Employment Agreements with the Company which provide, among other things, that those executives are eligible to participate in the Confirmation Retention Plan. These Employment Agreements supersede any prior employment agreement that any of those executives had with the Company.

Under the Confirmation  Retention Plan, the Company paid Confirmation Bonuses in
cash  totaling  an  aggregate   $2,160,000  to  the  eligible   executives  upon
consummation of its plan of reorganization.

The Confirmation Retention Plan also contains a severance program pursuant to which an eligible executive shall be entitled to receive severance benefits from the Company equal to two times base salary, plus a continuation of benefits for two years, upon a Board Requested Termination, Resignation for Good Reason, or upon a termination based on Permanent Disability or death (each such capitalized term as defined in the Confirmation Retention Plan). In general, severance benefits shall be paid in a lump sum on the last day of employment. No severance benefits shall be paid upon a termination for Cause or upon voluntary termination of employment for any reason other than very limited circumstances specified in the Confirmation Retention Plan. Under the Confirmation Retention Plan, an executive may voluntarily resign and still receive severance benefits if (i) the Company does not make an offer to the executive of continued employment of at least one additional year during the tenth month after confirmation of a plan of reorganization; (ii) the Company does make such an offer, but such offer contains terms that would provide the executive with the option to Resign for Good Reason; or (iii) the executive Resigns for Good Reason. Should the Company make an offer to the executive of continued employment of at least one additional year during the tenth month after confirmation of a plan, which offer does not contain terms that would provide the executive with the option to Resign for Good Reason, and the executive resigns anyway, then the executive shall receive a lump sum equal to only one times the executive's base salary upon termination of employment. The remainder of the severance benefits shall be paid in 12 monthly installments and shall be reduced in an amount equal to the salary compensation received by the executive due to other employment, including fees from consulting services.

In addition to the above, the terms of the individual employment agreements with the eligible executives also require that each executive diligently perform all acts and duties and furnish such services as are customary for the position that such executive holds. Each of the eligible executives must also comply with a noncompete provision contained in their respective employment agreements which runs during the tenure of the executive's employment and for a period of two years thereafter. Each of the eligible executives was also required, as part of their respective employment agreements, to enter into a confidentiality agreement with the Company. A breach by the executive of his or her obligations under either the employment agreement or the confidentiality agreement will result in a forfeiture of the executive's rights under their employment agreement and will make the executive ineligible to participate in the Confirmation Retention Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 26, 1999, members of the Committee were Adrian D.P. Bellamy (Chairman), Thomas B. Boklund and Robert L. Schuyler. No executive officers or employees of the Company served on the Compensation Committee in 1999. Members of the Compensation and Governance Committee, as
reconstituted in February 2000 following consummation of the Company's reorganization proceedings, are David C. Mariano (Chairman) and Carl M. Stanton.

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

(c) Performance - related pay should be a significant component of total compensation, placing a substantial portion of an executive's compensation at risk.

COMPENSATION PRACTICES

Compensation for executives has historically included base salary, annual bonuses and long-term incentive awards, including stock options, SARs and restricted stock awards. Consistent with the above principles, a substantial proportion of executive compensation has depended on Company performance and on enhancing stockholder value.

BASE SALARY. The Company has historically used externally-developed compensation surveys to assign a competitive salary range to each salaried position, including executive positions. The companies included in the survey in the past have been selected by the Company's outside compensation consultants and include companies engaged in nondurable manufacturing with annual revenues of between $400 million and $1 billion. The Committee is in the process of commissioning a new salary survey for its use in evaluating executive compensation levels going forward.

In the past, the Committee has set actual base salary levels for the Company's executives based on recommendations by management. The Committee intends to continue this practice, focusing primarily on the executive's performance, the executive's position in the salary range, the executive's experience and the Company's salary budget.

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

In 1999, the quantitative measure for bonus payments was earnings before interest, taxes, depreciation and amortization ("EBITDA"). There was no upward limit on the maximum possible bonus payout. The Company's performance in fiscal 1999 did not meet the minimum quantitative measures and the Committee accordingly did not award any bonuses.

As a result of the Chapter 11 filing, and in recognition of the need to drive the operating performance of the Company and to incent employees to remain with the Company throughout the course of the Chapter 11 proceeding, the Committee altered the Company's existing incentive compensation plans. The revised plans include (i) a retention incentive for employees of the Company, other than the top eight executives, following the Chapter 11 filing and (ii) the Confirmation Retention Plan described above. These revised plans were approved by the Bankruptcy Court in August 1998. As a result of the Company's exit from Chapter 11 on January 28, 2000, all retention bonuses approved by the Bankruptcy Court in August 1998 have been paid.

For 2000, the Committee has determined that the quantitative measure for bonus payments will again be EBITDA. The plan will provide minimum and target payout levels. There is no upward limit on the maximum payout level.

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

In 1998, the Committee determined, in connection with the Confirmation Retention Plan described above, that in light of the uncertainties associated with the Chapter 11 process, the Company should discontinue future stock option, SAR and restricted stock awards until its emergence from Chapter 11 and, as such, no options, SARs or restricted stock awards were granted to employees for 1999. As part of the Company's exit from Chapter 11 on January 28, 2000, all outstanding stock options have been canceled. As a further part of the Company's Plan of Reorganization, a new stock option plan for executives was approved by the Bankruptcy Court. While the Committee anticipates granting options upon completion of the salary survey described above, no options have been issued under this plan to date.

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

Given the Company's operating performance in 1999, Mr. Abraham did not receive an annual incentive bonus. Mr. Abraham did participate in the Confirmation Bonus payable under the Confirmation Retention Plan described above, receiving a bonus of $1,061,690 on January 28, 2000. This bonus will be reported as income for 2000. SEE "--CONFIRMATION RETENTION PLAN FOR TOP EIGHT EXECUTIVES."

As discussed above, the Committee discontinued the use of annual grants of stock options, SARs and restricted stock as incentive compensation for Mr. Abraham while the Company was subject to Chapter 11 protection. In the past, annual stock option grants were determined by reference to the external compensation survey data discussed above, as well as the Company's performance versus the financial performance objectives set each year for the annual bonus plan described above. It is anticipated that future stock option grants to Mr. Abraham will be based on similar indicators.

COMPENSATION COMMITTEE


David C. Mariano, Chairman
Carl M. Stanton

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on the Common Stock during the period beginning on December 25, 1994 and ending on December 26, 1999, the last day of the Company's 1999 fiscal year, with the cumulative total return on the Standard & Poor's 500 Index and the combined Value Line Household Products and Toiletries/Cosmetics Indices (weighted equally). The comparison assumes $100 was invested on December 25, 1994 in the Common Stock, the Standard & Poor's 500 Index and the combined Value Line Household Products and Toiletries/Cosmetics Indices and assumes reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

[GRAPHIC OBJECT OMITTED]

                                                PERFORMANCE GRAPH DATA POINTS

                                                                   CUMULATIVE TOTAL RETURN AS OF:
                                                                   ------------------------------
NAME                                      25-DEC-94      31-DEC-95     29-DEC-96     28-DEC-97     27-DEC-98      26-DEC-99
----                                      ---------      ---------     ---------     ---------     ---------      ---------
PARAGON TRADE BRANDS, INC.                  100.00        176.42        226.42         97.17          16.04          1.74
Combined Value Line                         100.00        136.49        183.18        252.71         285.65        319.70
  Household Products and
  Toiletries/Cosmetics Indices
Standard & Poor's 500                       100.00        137.58        169.17        225.61         290.09        351.13

------------------

(1) Tambrands, Inc. ("Tambrands") was a member of the Combined Value Line Household Products and Toiletries/Cosmetics Indices ("Peer Group") for the years 1994-1996. Tambrands was acquired by P&G during 1997 and total return data for 1997 is not available. Tambrands was removed from the Value Line Household Products and Toiletries/Cosmetics Indices as of 1997.

(2) First Brands Corp. ("First Brands"), General Housewares Corp ("General Housewares") and Rubbermaid, Incorporated ("Rubbermaid") were each members of the Combined Value Line Household Products and Toiletries/Cosmetics Indices ("Peer Group") for the years 1994 through 1998. First Brands, General Housewares and Rubbermaid were acquired by or merged with The Clorox Co., CCPC Acquisition Corp. and Newell Co., respectively, during 1999 and total return data for 1999 is not available. First Brands, General Housewares and Rubbermaid were removed from the Value Line Household Products and Toiletries/Cosmetics Indices as of 1999.


ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the common stock as of February 29, 2000, by (a) each stockholder known by the Company to be the beneficial owner of more than 5 percent of the common stock, (b) the Company's directors, (c) the Company's named executive officers, as defined herein, and
(d) all the Company's directors and executive officers, as a group. Each of the named persons and members of the group has sole voting and investment power with respect to the shares shown, except as otherwise stated.

                                                                                BENEFICIAL OWNERSHIP
                                                                                --------------------
                                                              AMOUNT AND NATURE OF                     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP                    OUTSTANDING
------------------------------------                          --------------------                    -----------
PTB Acquisition Company, LLC
Wellspring Capital Partners II, LP and
Wellspring Capital Management LLC..................                11,516,405 (1)                        96.85%
620 Fifth Avenue, Suite 216
New York, NY  10020-1579

Co-Investment Partners, L.P........................                 2,401,953 (1)                        20.2%
660 Madison Avenue
New York, NY  10021

Ontario Teachers' Pension Plan Board...............                 2,401,953 (1)                        20.2%
5650 Yonge Street
North York, Ontario M2M 4H5, Canada

Bobby V. Abraham...................................                     3,568 (2)                          *
David W. Cole......................................                     1,123 (3)                          *
Greg S. Feldman....................................                         0                              0
David C. Mariano...................................                         0                              0
James R. McManus...................................                         0                              0
Thomas F. Ryan, Jr.................................                         0                              0
J. Dale Sherratt...................................                         0                              0
Carl M. Stanton....................................                         0                              0
Thomas J. Volpe....................................                         0                              0
Alan J. Cyron......................................                     1,556 (4)                          *
Arrigo D. Jezzi....................................                       101 (5)                          *
Robert E. McClain..................................                         1 (6)                          *
Christine I. Oliver................................                         6 (7)                          *
Catherine O. Hasbrouck.............................                        17 (8)                          *
All directors and executive officers as a group
(19 persons) ......................................                     7,046 (9)                          *


------------------

* Represents holdings of less than 1%.

(1) PTB Acquisition Company, LLC (of which Wellspring Capital Partners II, LP is the sole member), an affiliate of Wellspring Capital Management LLC, (collectively, "Wellspring"), agreed to acquire substantially all of the new common stock of the Company as part of the Company's plan of reorganization (the "Wellspring Transaction").

    Prior to the consummation of the Wellspring Transaction, Wellspring assigned assigned (i) its right to purchase approximately 20.2% of the new common stock of the Company to Co-Investment Partners, L.P. ("CIP"), and (ii) its right to purchase approximately a further 20.2% of the new common stock of the Company to Ontario Teachers' Pension Plan Board ("Ontario"). Pursuant to the Wellspring Transaction, Wellspring, CIP and Ontario purchased, in the aggregate, approximately 96.8% of the new common stock (the "Investor Shares") issued pursuant to the Plan on January 28, 2000 for a purchase price equal to $10.00 per share of new common stock, or approximately $115 million, in cash.

    After giving effect to the assignment by Wellspring of its rights under the Stock Purchase Agreement as described above, Wellspring invested approximately $67 million, which funds were provided by Wellspring Capital Partners II, L.P. from funds contributed by its limited and general partners, to acquire approximately 56.5% of the new common stock, CIP invested approximately $24 million, which funds were provided by its limited and general partners, to acquire approximately 20.2% of the new common stock and Ontario invested approximately $24 million, which funds came from the pension fund which it manages, to acquire approximately 20.2% of the new common stock.

    Pursuant to proxies given on January 28, 2000 by CIP and Ontario, Wellspring has sole voting power to vote all of the Investor Shares and shared dispositive power with respect to all of the Investor Shares. Therefore, Wellspring may be deemed to beneficially own these shares of new common stock.

(2) Includes Warrants to purchase 2,778 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(3) Includes Warrants to purchase 874 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(4) Includes Warrants to purchase 2,778 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(5) Mr. Jezzi resigned effective April 1, 1999. Mr. Jezzi's Section 16 reporting obligation terminated shortly following his resignation from the Company. Information reported is based on Mr. Jezzi's final Form 4 filed with the SEC for April 1999 and the assumption that such shares of old common stock were exchanged for shares of new common stock and Warrants pursuant to the Company's Plan of Reorganization. Includes 79 Warrants to purchase 2,778 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(6) Includes Warrants to purchase 1 share of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(7) Includes Warrants to purchase 5 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(8) Ms. Hasbrouck has resigned effective March 15, 2000. Includes Warrants to purchase 13 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

(9) Includes Warrants to purchase 5,487 shares of common stock at $18.91 per share, exercisable immediately and expiring January 28, 2010.

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants

         Consolidated Statements of Operations for the three years in the period ended December 26, 1999

         Consolidated Balance Sheets as of December 26, 1999 and
         December 27, 1998

         Consolidated Statements of Cash Flows for the three years in the period ended December 26, 1999

         Consolidated Statements of Comprehensive Loss for the three years in the period ended December 26, 1999

         Consolidated Statements of Changes in Shareholders' Deficit for the three years in the period ended December 26, 1999

         Notes to Financial Statements

         Financial Statement Schedule:
         Schedule II:  Valuation and Qualifying Accounts

(b) Report on Form 8-K dated November 19, 1999 regarding the Bankruptcy Court approval of the Company's Disclosure Statement.

(c)      EXHIBITS

         EXHIBIT                 DESCRIPTION
         -------                 -----------
         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000

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

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon(1)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)


         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(2)

         Exhibit 10.7*           Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(3)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(3)

         Exhibit 10.9*           Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(3)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(3)

         Exhibit 10.11*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(3)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(3)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(3)

         Exhibit 10.14*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(3)

         Exhibit 10.15*          Paragon Trade Brands, Inc. Stock Option Plan

         Exhibit 10.16           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger

         Exhibit 10.16.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent

         Exhibit 10.17           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(1)

         Exhibit 10.18           Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc.,
                                 PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(4)

         Exhibit 10.19**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(5)

         Exhibit 10.20**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(6)


         Exhibit 10.21           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(7)

         Exhibit 10.22           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(8)

         Exhibit 10.23           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.24           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.27           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc. (8)

         Exhibit 10.28           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(8)

         Exhibit 10.29           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(8)

         Exhibit 10.30           Modified Second Amended Plan of Reorganization(9)

         Exhibit 10.31           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(10)

         Exhibit 10.32           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000

         Exhibit 10.33           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000

         Exhibit 10.34           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(11)

         Exhibit 10.35           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(11)

         Exhibit 11              Computation of Per Share Earnings (See Note 18 to Financial Statements)

         Exhibit 21.1            Subsidiaries of the Company(8)

         Exhibit 23.1            Consent of Independent Public Accountants

         Exhibit 27              Financial Data Schedule (for SEC use only)



------------------

*Management  contract  or  compensatory  plan  or  arrangement.   **Confidential
treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 13, 2000.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 28, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2000.

                                              PARAGON TRADE BRANDS, INC.


                                              By:        /S/  BOBBY V. ABRAHAM
                                                         -----------------------
                                                         Bobby V. Abraham
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 27th day of March, 2000.


/S/  BOBBY V. ABRAHAM                                 /S/  DAVID W. COLE
------------------------------------                  ------------------
Bobby V. Abraham                                      David W. Cole
Chief Executive Officer                               Director

/S/  ALAN J. CYRON                                    /S/  GREG S. FELDMAN
--------------------------------------------          --------------------
Alan J. Cyron                                         Greg S. Feldman
Executive Vice President and Chief                    Director
  Financial Officer (Principal Financial Officer)
                                                      /S/  DAVID C. MARIANO
                                                      ---------------------
/S/  GARY M. ARNTS                                    David C. Mariano
--------------------------------------------          Director
Gary M. Arnts
Vice President and Controller                         /S/  JAMES R. MCMANUS
  (Principal Accounting Officer)                      ---------------------
                                                      James R. McManus
                                                      Director

                                                      /S/  THOMAS F. RYAN, JR.
                                                      ------------------------
                                                      Thomas F. Ryan, Jr.
                                                      Director

                                                      /S/  J. DALE SHERRATT
                                                      ---------------------
                                                      J. Dale Sherratt
                                                      Director

                                                      /S/  CARL M. STANTON
                                                      --------------------
                                                      Carl M. Stanton
                                                      Director

                                                      /S/  THOMAS J. VOLPE
                                                      --------------------
                                                      Thomas J. Volpe
                                                      Director

                                  EXHIBIT INDEX

         EXHIBIT                 DESCRIPTION
         -------                 -----------
         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000

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

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon(1)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(1)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(1)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(2)

         Exhibit 10.7*           Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(3)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(3)

         Exhibit 10.9*           Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(3)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(3)

         Exhibit 10.11*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(3)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(3)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(3)

         Exhibit 10.14*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(3)

         Exhibit 10.15*          Paragon Trade Brands, Inc. Stock Option Plan



         Exhibit 10.16           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger

         Exhibit 10.16.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent

         Exhibit 10.17           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(1)

         Exhibit 10.18           Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc.,
                                 PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(4)

         Exhibit 10.19**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(5)

         Exhibit 10.20**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(6)

         Exhibit 10.21           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(7)

         Exhibit 10.22           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(8)

         Exhibit 10.23           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.24           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc. (8)

         Exhibit 10.27           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc. (8)

         Exhibit 10.28           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(8)

         Exhibit 10.29           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(8)

         Exhibit 10.30           Modified Second Amended Plan of Reorganization(9)

         Exhibit 10.31           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(10)




         Exhibit 10.32           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000

         Exhibit 10.33           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000

         Exhibit 10.34           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(11)

         Exhibit 10.35           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(11)

         Exhibit 11              Computation of Per Share Earnings (See Note 18 to Financial Statements)

         Exhibit 21.1            Subsidiaries of the Company(8)

         Exhibit 23.1            Consent of Independent Public Accountants

         Exhibit 27              Financial Data Schedule (for SEC use only)

------------------

*Management  contract  or  compensatory  plan  or  arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 13, 2000.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.


(11) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 28, 2000.