Form 10-Q
period 2000-03-26
PARAGON TRADE BRANDS INC
filed 2000-05-10
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended March 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           91-1554663
-----------------------------------                      ----------------------
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

                             180 Technology Parkway
                             NORCROSS, GEORGIA 30092
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (678) 969-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The number of shares outstanding of the registrant's common stock was 11,996,000 shares ($.01 par value) as of May 5, 2000.


                                                                          Page 1
                                                        Exhibit Index on Page 35

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 26, 2000



                                                                                                           PAGE NO.
                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements
                           Consolidated Statements of Operations                                              3
                           Consolidated Balance Sheets                                                        4
                           Consolidated Statements of Cash Flows                                              5
                           Consolidated Statements of Changes in Shareholders'                                7
                               Equity (Deficit)
                           Notes to Financial Statements                                                      8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                  20
                  Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                  28

                                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           28
Item 2.           Changes in Securities                                                                (not applicable)
Item 3            Defaults Upon Senior Securities                                                             30
Item 4.           Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.           Other Information                                                                    (not applicable)
Item 6.           Exhibits and Reports on Form 8-K                                                            30

                  Signature Page                                                                              34

                  Exhibit Index                                                                               35

                  Exhibits                                                                                    39

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                           Successor                             Predecessor
                                                            Company                                Company
                                                      ---------------------    -----------------------------------------------
                                                          Eight Weeks                 Five Weeks            Thirteen Weeks
                                                             Ended                       Ended                   Ended
                                                         March 26, 2000            January 28, 2000         March 28, 1999
                                                         --------------            ----------------         --------------
Sales, net of discounts and allowances..............      $      78,349               $      50,738           $    126,244
Cost of sales.......................................             63,065                      42,497                109,537
                                                      -----------------         -------------------      -----------------
Gross profit........................................             15,284                       8,241                 16,707
Selling, general and administrative expense.........             12,756                       6,114                 21,443
Research and development expense....................                685                         317                  1,008
                                                      -----------------         -------------------      -----------------
Operating profit (loss).............................              1,843                       1,810                 (5,744)
Equity in earnings of unconsolidated
     subsidiaries...................................                323                           -                    371
Interest expense (1)................................              2,857                          75                    102
Other income........................................                168                          97                    496
                                                      -----------------         -------------------      -----------------
Earnings (loss) before income taxes,  bankruptcy
     costs and extraordinary item...................               (523)                      1,832                 (4,979)
Bankruptcy costs....................................                  -                      10,399                  1,927
Provision for (benefit from) income taxes...........                 41                        (100)                   313
                                                      -----------------         --------------------     -----------------
Net loss before extraordinary item..................               (564)                     (8,467)                (7,219)
Extraordinary item - gain from discharge
     of debt........................................                  -                     123,043                      -
                                                      -----------------         -------------------      -----------------
Net earnings (loss).................................      $        (564)              $     114,576           $     (7,219)
                                                      ==================        ===================      ==================


Earnings (loss) per common share -
     basic and diluted:
Net loss before extraordinary item..................      $       (.05)               $        (.71)          $      (.60)
Extraordinary gain..................................                  -                       10.30                      -
                                                      -----------------         -------------------      -----------------
Net earnings (loss) per common share - basic and
     diluted........................................      $       (.05)               $        9.59           $      (.60)
                                                      =================         ===================      =================

(1)Contractual Interest                                   $           -               $         569           $      1,335
                                                      =================         ===================      =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (NOTE 2)

                                                                                       Successor             Predecessor
                                                                                        Company                Company
                                                                                     March 26, 2000       December 26, 2000
                                                                                     --------------       -----------------
                                                                                      (Unaudited)
ASSETS
Cash and short-term investments............................................             $      6,003          $      11,685
Receivables................................................................                   69,441                 85,976
Inventories................................................................                   48,971                 48,744
Current portion of deferred income taxes...................................                      743                  5,557
Prepaid expenses...........................................................                    4,352                  3,745
                                                                                  ------------------    -------------------
     Total current assets..................................................                  129,510                155,707
Property and equipment.....................................................                  102,346                113,637
Construction in progress...................................................                    4,581                  6,525
Assets held for sale.......................................................                    1,881                  3,312
Investment in unconsolidated subsidiary, at cost...........................                   20,911                 22,929
Investment in and advances to unconsolidated subsidiaries, at equity ......                   72,990                 56,215
Goodwill...................................................................                        -                 30,900
Other assets...............................................................                    9,647                 11,295
                                                                                  ------------------    -------------------
     Total assets .........................................................             $    341,866          $     400,520
                                                                                  ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Checks issued but not cleared..............................................             $      6,158          $       7,525
Accounts payable...........................................................                   26,607                 34,715
Accrued liabilities........................................................                   30,577                 34,259
                                                                                  ------------------    -------------------
     Total current liabilities.............................................                   63,342                 76,499
Liabilities subject to compromise (Note 1).................................                        -                406,723
Long-term debt.............................................................                  157,000                      -
Deferred compensation......................................................                      211                    211
Deferred income taxes......................................................                      746                  6,904
                                                                                  ------------------    -------------------
     Total liabilities.....................................................                  221,299                490,337

Commitments and contingencies (Notes 1 and 12)

Shareholders' equity (deficit):
Preferred stock:  (Predecessor Company) Authorized 10,000,000
     shares, no shares issued, $.01 par value..............................                        -                      -
Preferred stock:  (Successor Company) Authorized 5,000,000
     shares, no shares issued, $.01 par value..............................                        -                      -
Common stock:  (Predecessor Company) Authorized 25,000,000
     shares, issued 0 and 12,384,975  shares, $.01 par value...............                        -                    124
Common stock:  (Successor Company) Authorized 20,000,000
      shares, issued 11,891,000 and 0 shares, $.01 par value...............                      119                      -
Capital surplus............................................................                  118,791                143,736
Common stock warrants:  (Successor Company) Issued
     625,821, exercisable at $18.91........................................                    2,275                      -
Accumulated other comprehensive loss.......................................                      (54)                (1,213)
Retained deficit...........................................................                     (564)              (222,134)
Less:  Treasury stock (Predecessor Company), 0 and 438,750
     shares, at cost.......................................................                        -                (10,330)
                                                                                  ------------------    -------------------
     Total shareholders' equity (deficit)..................................                  120,567                (89,817)
                                                                                  ------------------    --------------------
     Total liabilities and shareholders' equity (deficit)..................             $    341,866          $     400,520
                                                                                  ==================    ===================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                            Successor                             Predecessor
                                                             Company                                Company
                                                      ----------------------     ----------------------------------------------
                                                           Eight Weeks                 Five Weeks           Thirteen Weeks
                                                              Ended                      Ended                   Ended
                                                         March 26, 2000             January 28, 2000        March 28, 1999
                                                         --------------             ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)................................        $       (564)              $    114,576            $     (7,219)
Non-cash charges (benefits) to earnings:
     Extraordinary item - gain from
         forgiveness of debt........................                  -                   (123,043)                      -
     Depreciation and amortization..................              3,801                      2,708                   8,436
     Deferred income taxes..........................                131                        382                     (50)
     Equity in earnings of unconsolidated
         subsidiaries...............................                 18                          -                    (370)
     Write-down of assets...........................                  3                        173                       -
Changes in operating assets and liabilities:
     Accounts receivable............................             13,371                     (4,079)                 16,988
     Inventories and prepaid expenses...............              1,806                     (2,640)                    524
     Accounts payable...............................             (3,837)                    (6,404)                   (152)
     Checks issued but not cleared..................             (2,876)                     1,509                  (4,419)
     Liabilities subject to compromise..............                  -                    (13,032)                   (332)
     Accrued liabilities............................             (6,154)                     7,254                  (3,888)
Other  .............................................             (1,227)                      (436)                   (782)
                                                      ------------------         ------------------      ------------------
     Net cash provided by (used by) operating
         activities................................               4,472                    (23,032)                  8,736
                                                      -----------------          ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment.............             (1,110)                      (745)                (11,085)
Proceeds from sale of property and equipment........              2,299                        104                   4,800
Repayment of advance from unconsolidated
     subsidiary, at equity..........................                882                          -                       -
Proceeds from sale of Changing Paradigms, Inc.......                  -                          -                     350
Investment in and advances to unconsolidated
     subsidiaries, at equity........................                  -                     (1,200)                   (800)
Other  .............................................                 78                      1,570                     648
                                                      -----------------          -----------------       -----------------
     Net cash provided by (used by) financing
         activities.................................              2,149                       (271)                 (6,087)
                                                      -----------------          ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility.......................                  -                     15,000                       -
Repayments of credit facility.......................             (4,000)                         -                       -
                                                      ------------------         -----------------       -----------------
     Net cash provided by (used by) financing
         activities.................................             (4,000)                    15,000                       -
                                                      ------------------         -----------------       -----------------

NET (DECREASE) INCREASE IN CASH.....................              2,621                     (8,303)                  2,649
Cash at beginning of period.........................              3,382                     11,685                  22,625
                                                      -----------------          -----------------       -----------------
Cash at end of period...............................       $      6,003               $      3,382            $     25,274
                                                      =================          =================       =================

CONTINUED ON NEXT PAGE.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)


                                                            Successor                             Predecessor
                                                             Company                                Company
                                                      ----------------------     ----------------------------------------------
                                                           Eight Weeks                 Five Weeks           Thirteen Weeks
                                                              Ended                      Ended                   Ended
                                                         MARCH 26, 2000             JANUARY 28, 2000        MARCH 28, 1999
                                                         --------------             ----------------        --------------
Cash paid (received) during the period for:
     Interest, net of amounts capitalized...........       $        581               $        232            $        102
     Income taxes...................................       $       (171)              $       (619)           $        464
     Bankruptcy costs...............................       $      3,345               $     10,819            $      1,323

Supplemental non-cash disclosures:
     Settlement of liabilities subject to
       compromise...................................       $          -               $   (393,691)           $          -
     Extinguishment of stock
       (Predecessor Company)........................       $          -               $    (24,918)           $          -
     Issuance of stock/warrants
       (Successor Company)..........................       $          -               $    121,185            $          -
     Issuance of senior subordinated notes..........       $          -               $    146,000            $          -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                 Accumulated
                                                                   Common           Other
                                        Common        Capital      Stock       Comprehensive       Retained        Treasury
                                         Stock        Surplus     Warrants           Loss           Deficit          Stock
                                      ----------   ------------  ----------    -------------     ------------    ------------
BALANCE, December 27, 1998             $    124     $  143,918    $      -      $   (1,840)       $ (193,758)     $  (10,284)
     Net loss                                 -              -           -               -           (28,376)              -
     Issue common stock                                     28           -               -                 -               -
     Translation adjustment                   -              -           -             627                 -               -
     Restricted stock forfeiture              -           (210)          -               -                 -            -(46)
                                      ----------   ------------  ----------    -------------     ------------    ------------
BALANCE, December 26, 1999                  124        143,736           -          (1,213)         (222,134)        (10,330)
     Net Income                               -              -           -               -           114,576               -
     Translation adjustment                   -              -           -             159                 -               -
Effect of reorganization and
   fresh-start accounting:
     Extinguishment of stock
       (Predecessor Company)               (124)      (143,736)          -           1,054           107,558          10,330
     Issuance of  stock and
       warrants (Successor
       Company)                             119        118,791       2,275               -                 -            -  -
                                      ----------   ------------  ----------    -------------     ------------    ------------
BALANCE, January 28, 2000                   119        118,791       2,275               -                 -               -
     Net loss                                 -              -           -               -              (564)              -
     Translation adjustment                   -              -           -             (54)                -               -
                                      ----------   ------------  ----------    -------------     ------------    ------------
BALANCE, March 26, 2000                $    119     $  118,791    $  2,275      $      (54)       $     (564)      $       -
                                      ==========   ============  ==========    =============     ============    ============

The balances on January 28 and March 26, 2000 are unaudited.



The following summarizes the changes in the number of shares of capital stock:

                                                                                   Common Stock
                                                           Common Stock              Warrants               Treasury Stock
                                                       ----------------------  ----------------------   -----------------------
BALANCE, December 27, 1998                                    12,378,616                     -                   429,696
     Issue common stock - Profit Sharing
       and Savings Plan                                            9,848                     -                         -
     Restricted stock forfeiture                                       -                     -                     9,054
                                                       ----------------------  ----------------------   -----------------------
BALANCE, December 26, 1999                                    12,388,464                     -                   438,750
     Extinguishment of stock
       (Predecessor Company)                                 (12,388,464)                    -                  (438,750)
     Issuance of  stock and warrants
       (Successor Company)                                    11,891,000               625,821                         -
                                                       ----------------------  ----------------------   -----------------------
BALANCE, March 26, 2000                                       11,891,000               625,821                         -
                                                       ======================  ======================   =======================

The March 26, 2000 balance is unaudited.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 26, 2000
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 1:           CHAPTER 11 PROCEEDINGS AND REORGANIZATION

The Company previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware (the "Delaware District Court") alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion, (the "Delaware Judgment") which found that two of P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. While the final damages number of approximately $178,400 was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Delaware Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 ET SEQ., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appealed the P&G Approval Order.

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

On or about November 15, 1999, the Company and the Official Committee of Unsecured Creditors (the "Creditors' Committee"), as co-proponents, filed the Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan") and a related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee withdrew with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

As a result of the Chapter 11 filing, the Company incurred significant costs for professional fees. The Company was also required to pay certain expenses of the Creditors' Committee and the Equity Committee including professional fees, to the extent allowed by the Bankruptcy Court. Pursuant to the Plan, a reserve was established from which any remaining professional fees and expenses related to the Chapter 11 reorganization proceeding will be paid.

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for a cash contribution of $115,200. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

CREDIT FACILITY. On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95,000 financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. ("Citicorp"). The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit. The Credit Facility contains customary financial covenants.

SENIOR  SUBORDINATED  NOTES. On January 28, 2000, the Company issued $146,000 of
11.25 percent senior subordinated notes due 2005 (the "New Notes") as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants.

FRESH START ACCOUNTING. The Company has recorded the reorganization and related transactions using "fresh start accounting" as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. Fresh start accounting was required because there was more than a 50% change in the ownership of the Company and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy.

The approximate $360,000 reorganization value of the Company was determined by management, with assistance from independent financial professionals. The methodology employed involved estimation of enterprise value which was determined to be approximately $280,000, including approximately $15,000 in borrowings under the Credit Facility, taking into account a discounted cash flow analysis. Approximately $76,000 of post-petition liabilities were assumed by the Company.

Current assets and current liabilities have been recorded at their historical carrying values as such amounts approximate their fair market value. Property and equipment have been recorded at their appraised value as determined by an independent appraisal based on a "continued use value", which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at estimated net realizable value. The Company's foreign investments were valued based on an estimation of enterprise value taking into account a discounted cash flow analysis. Other non-current assets are stated at historical carrying values which approximate fair value. As the reorganization value was less that the current valuations of the assets, as stated above, the resulting deficit was allocated proportionally to the non-current assets.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The effect of the Plan on the Company's consolidated balance sheet as of January 28, 2000 was as follows (unaudited):

                                             Predecessor              Adjustments                               Successor
                                               Company                 To Record                                  Company
                                            Balance Sheet               Plan of                Fresh Start           Balance Sheet
                                           January 28, 2000          Confirmation            Adjustments(8)       January 28, 2000
                                          -------------------  ----------------------------  -----------------  --------------------
Current assets                                $      157,142    $      (16,478)(1)(2)(3)(5)  $      1,029            $      141,693
Property and equipment, net                          122,878                 -                     (9,571)                  113,307
Investments and advances
     to subsidiaries                                  80,344                 -                     14,030                    94,374
Goodwill                                              30,749                 -                    (30,749)                        -
Other assets                                          10,243             1,224 (2)                 (1,619)                    9,848
                                          -------------------  ----------------------------  -----------------  --------------------
     Total assets                             $      401,356    $      (15,254)              $    (26,880)           $      359,222
                                          ===================  ============================  =================  ===================

Current liabilities                           $       81,639    $         (921)(3)           $     (4,508)           $       76,210
Liabilities subject to compromise                    406,220          (406,220)(1)(4)(5)(6)             -                         -
Long-term debt                                             -           161,000 (4)(5)                   -                   161,000
Other                                                  2,684                 -                     (1,857)                      827
                                          -------------------  ----------------------------  -----------------  --------------------
     Total liabilities                               490,543          (246,141)                    (6,365)                  238,037

Common stock                                             124                (5)(6)(7)                   -                       119
Capital surplus                                      143,736           (24,945)(6)(7)                   -                   118,791
Common stock warrants                                      -             2,275 (1)                      -                     2,275
Foreign currency translation
     adjustment                                       (1,055)                -                      1,055                         -
Accumulated deficit                                 (221,662)          243,232 (6)(7)             (21,570)                        -
Treasury stock                                       (10,330)           10,330 (7)                      -                         -
                                          -------------------  ----------------------------  -----------------  --------------------
     Shareholders equity (deficit)                   (89,187)          230,887                    (20,515)                  121,185
                                          -------------------  ----------------------------  -----------------  --------------------
     Total liabilities and
     shareholders' equity (deficit)           $      401,356    $      (15,254)              $    (26,880)           $      359,222
                                          ===================  ============================  =================  ====================

------------------
(1) To record reduction of cash to pay certain liabilities subject to compromise and reduction of certain receivables that were offset against liabilities subject to compromise.

(2)      To record deferred financing costs of the Credit Facility.

(3) To record payment of certain accrued professional fees related to the bankruptcy.

(4) To record the extinguishment of liabilities subject to compromise per the Plan.

(5) To record the issuance of the New Notes and borrowings under the Credit Facility.

(6) To record the issuance of 11,891,000 shares of common stock at $10 per share, issuance of 625,821 warrants to purchase common stock, gain from extinguishment of debt and certain fees arising from confirmation of the Plan.

(7)      To record the extinguishment of common stock (Predecessor Company).

(8) To record the effects of fresh start accounting including recording assets at their current fair values adjusted for the reorganization value.

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

The accompanying consolidated balance sheet as of December 26, 1999, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs and the extraordinary gain. The results of operations for the thirteen week period ending March 26, 2000 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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


NOTE 3:           BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                       Successor                              Predecessor
                                                        Company                                 Company
                                                 -----------------------    ------------------------------------------------
                                                      Eight Weeks                 Five Weeks             Thirteen Weeks
                                                         Ended                       Ended                   Ended
                                                     March 26, 2000            January 28, 2000          March 28, 1999
                                                     --------------            ----------------          --------------
Professional fees..............................        $         -                $      6,990             $     1,897
Employee confirmation bonuses..................                  -                       3,308                       -
Amortization of debtor-in-possession credit
     facility deferred financing costs.........                  -                          50                     204
Other..........................................                  -                         125                       1
Interest income................................                  -                         (74)                   (175)
                                                 -----------------          -------------------      ------------------
                                                       $         -                $     10,399             $     1,927
                                                 =================          ===================      ==================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4:           INCOME TAXES

During the eight week period ended March 26, 2000, the Company recorded an income tax benefit of approximately $300 which was offset by a net increase in the valuation allowances with respect to its net deferred and other tax related assets.

During the five week period ended January 28, 2000, the Company recorded income tax expense of approximately $47,000 which included approximately $2,800 to account for the effects of certain non-deductible bankruptcy costs. This expense was offset by a decrease in the valuation allowance for its net deferred and other tax-related assets.

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $313 during the period ended March 28, 1999. The Company recorded an income tax benefit of approximately $3,000 during the period ended March 28, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets.

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($47,800) and operating loss carryforwards ("NOLs") ($27,200). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $225,500 in future taxable income.
Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6,800. The Company currently has fully reserved its net deferred tax asset of $86,800.

The Company has provided a full valuation allowance against the net deferred tax asset as it has determined that it is more likely than not that such benefits will not be realized.


NOTE 5:           COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                                        Successor                             Predecessor
                                                         Company                                Company
                                                  -----------------------    ----------------------------------------------
                                                       Eight Weeks                 Five Weeks           Thirteen Weeks
                                                          Ended                      Ended                   Ended
                                                      March 26, 2000            January 28, 2000        March 28, 1999
                                                      --------------            ----------------        --------------
Net income (loss)...............................        $      (564)               $    114,576            $    (7,219)
Foreign currency translation adjustment.........                (54)                        159                    308
                                                  ------------------         ------------------      -----------------
Comprehensive income (loss).....................        $      (618)               $    114,735            $    (6,911)
                                                  ==================         ==================      ==================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6:           RECEIVABLES

Receivables consist of the following:

                                                                         Successor                      Predecessor
                                                                          Company                         Company
                                                                 --------------------------     ---------------------------
                                                                      March 26, 2000                 December 26, 1999
                                                                      --------------                 -----------------
Accounts receivable - trade..........................                      $    56,638                    $    68,011
Current portion of advances to subsidiary............                           11,310                         11,059
Other receivables.....................................                          14,216                         20,705
                                                                 ---------------------          ---------------------
                                                                                82,164                         99,775
Less:  Allowance for doubtful accounts................                         (12,723)                       (13,799)
                                                                 ----------------------         ----------------------
Net receivables.......................................                     $    69,441                    $    85,976
                                                                 ---------------------          ---------------------


NOTE 7:           INVENTORIES

Inventories consist of the following:

                                                                         Successor                      Predecessor
                                                                          Company                         Company
                                                                 --------------------------     ---------------------------
                                                                      March 26, 2000                December 26, 1999
                                                                      --------------                -----------------
LIFO:
         Raw materials - pulp.........................                     $     223                      $         83
         Finished goods...............................                        25,915                            25,235
FIFO:
         Raw materials - other........................                         7,192                             7,995
         Materials and supplies.......................                        20,850                            21,890
                                                                 -------------------            ----------------------
                                                                              54,180                            55,203
         Reserve for excess and
             obsolete items...........................                        (5,209)                           (6,459)
                                                                 --------------------           -----------------------
Net inventories.......................................                     $  48,971                      $     48,744
                                                                 ====================           =======================



NOTE 8:       PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                                          Successor                      Predecessor
                                                                           Company                         Company
                                                                  ---------------------------    ---------------------------
                                                                      March 26, 2000               December 26, 1999
                                                                      --------------               -----------------

Land                                                                 $         2,902                $            3,443
Buildings and improvements                                                    17,016                            39,038
Machinery and equipment                                                       87,485                           248,927
                                                                 --------------------           -----------------------
                                                                             107,403                           291,409
Less:  Allowance for depreciation                                             (5,057)                         (177,772)
                                                                 --------------------           -----------------------
Net property and equipment                                           $       102,346                $          113,637
                                                                 ====================           =======================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9:           ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                         Successor                      Predecessor
                                                                          Company                         Company
                                                                 --------------------------     ---------------------------
                                                                     March 26, 2000               December 26, 1999
                                                                     --------------               -----------------
Payroll - wages and salaries, incentive awards,
     retirement, vacation and severance pay............                    $     8,818                    $      8,369
Coupons and promotions.................................                          9,431                           8,214
Royalties..............................................                          5,225                           8,225
Other..................................................                          7,104                           9,451
                                                                 ---------------------          ----------------------
Total..................................................                    $    30,578                    $     34,259
                                                                 =====================          ======================


NOTE 10:          LONG-TERM DEBT

Long-term debt is as follows:

                                                                         Successor                      Predecessor
                                                                          Company                         Company
                                                                 --------------------------     ---------------------------
                                                                     March 26, 2000               December 26, 1999
                                                                     --------------               -----------------
11.25% Senior subordinated notes due 2005..............                    $   146,000                    $          -
Credit Facility borrowings.............................                         11,000                               -
                                                                 ---------------------          ----------------------
                                                                           $   157,000                    $          -
                                                                 =====================          ======================


SENIOR  SUBORDINATED  NOTES. On January 28, 2000, the Company issued $146,000 of
11.25 percent senior subordinated notes due 2005 as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates. See "PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" - Risks and Uncertainties.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11:          EARNINGS (LOSS) PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                                           Successor                          Predecessor
                                                            Company                             Company
                                                      ---------------------    -------------------------------------------
                                                          Eight Weeks               Five Weeks          Thirteen Weeks
                                                             Ended                    Ended                 Ended
                                                         March 26, 2000          January 28, 2000       March 28, 1999
                                                         --------------          ----------------       --------------

  Net earnings (loss)..........................           $       (564)            $     114,576         $     (7,219)
                                                      =================        =================     =================

  Weighted average number of common
       shares used in basic and diluted EPS
       (000's).................................                 11,891                   11,950                11,950


  Basic and diluted earnings (loss)
       per common share........................           $       (.05)            $       9.59          $       (.60)
                                                      =================        ================      =================


Common stock warrants to purchase 625,821 shares of common stock outstanding during the eight week period ending March 26, 2000 and options to purchase 646,667 and 687,247 shares of common stock outstanding during the periods ending January 28, 2000 and March 28, 1999, respectively, were not included in the calculation because the options' exercise price was greater than the average market price of the common shares.

Diluted and basic earnings (loss) per share are the same for each of the periods ended March 26, 2000, January 28, 2000 and March 28, 1999 because the computation of diluted earnings (loss) per share was anti-dilutive.


NOTE 12:          LEGAL PROCEEDINGS

THE PROCTER & GAMBLE COMPANY V. PARAGON TRADE BRANDS, INC. - P&G filed a lawsuit in January 1994 in the Delaware District Court alleging that the Company's "Ultra" infant disposable diaper products infringed two of P&G's dual cuff diaper patents.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion (the "Delaware Judgment") finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178,400 were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

IN RE PARAGON TRADE BRANDS, INC. - As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G finding that two of P&G's diaper patents were valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Delaware Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

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

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95,000 financing facility with a bank group led by Citicorp USA, Inc. This facility is designed to supplement the Company's cash on hand and operating cash flow. As of March 26, 2000, there were $11,000 in direct borrowings outstanding under this facility and an aggregate of $2,000 in letters of credit issued thereunder. The Credit Facility contains customary financial covenants.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13:          BANK CREDIT FACILITIES

On January 28, 2000, the Company entered into the Credit Facility. The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge of and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

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

As of March 26, 2000, there were $11,000 of direct borrowings outstanding and an aggregate $2,000 in letters of credit under this Credit Facility. See "PART I,
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS" - RISKS AND UNCERTAINTIES herein.


NOTE  14:     SEGMENT REPORTING

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of the Company's international investment in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Net sales and operating profit (loss) for the segments were as follows:

                                                                                          Successor
                                                                                            Company
                                                             -------------------------------------------------------------------
                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
EIGHT WEEKS ENDED MARCH 26, 2000                               Infant Care      Incontinence         Other           Total
--------------------------------                             ---------------  ---------------   ---------------  --------------
   Net sales                                                 $      76,091    $       2,258     $            -   $      78,349
   Operating profit (loss)                                           3,708           (1,865)                 -           1,843


                                                                                          Predecessor
                                                                                            Company
                                                             -------------------------------------------------------------------
                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
FIVE WEEKS ENDED JANUARY 28, 2000                               Infant Care     Incontinence         Other           Total
---------------------------------                             ---------------  ---------------   ---------------  --------------
   Net sales                                                 $      49,422    $       1,316     $            -   $      50,738
   Operating profit (loss)                                           3,005           (1,195)                 -           1,810


                                                                                          Predecessor
                                                                                            Company
                                                             -------------------------------------------------------------------
                                                                                  Feminine
                                                                                 Care/Adult       Corporate/
THIRTEEN WEEKS ENDED MARCH 28, 1999                            Infant Care      Incontinence         Other           Total
-----------------------------------                          ---------------  ---------------   ---------------  --------------
   Net sales                                                 $     123,356    $       2,888     $            -   $     126,244
   Operating loss                                                   (2,470)          (3,274)                 -          (5,744)

                          PART I. FINANCIAL INFORMATION

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED MARCH 26, 2000
                COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1999


CHAPTER 11 PROCEEDINGS AND REORGANIZATION

The Company previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware (the "Delaware District Court") alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion, (the "Delaware Judgment") which found that two of P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. While the final damages number of approximately $178.4 million was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Delaware Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 ET SEQ., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998 (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appealed the P&G Approval Order. See "PART II, ITEM 1: LEGAL PROCEEDINGS."

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999 (the "K-C Approval Order"). The Equity Committee appealed the K-C Approval Order. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

On or about November 15, 1999, the Company and the Official Committee of Unsecured Creditors (the "Creditors' Committee"), as co-proponents, filed the Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan") and a related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000 as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order and the K-C Approval Order. See "PART II, ITEM 1: LEGAL PROCEEDINGS."

As a result of the Chapter 11 filing, the Company incurred significant costs for professional fees. The Company was also required to pay certain expenses of the Creditors' Committee and the Equity Committee including professional fees, to the extent allowed by the Bankruptcy Court. Pursuant to the Plan, a reserve was established from which any remaining professional fees and expenses related to the Chapter 11 reorganization proceeding will be paid. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

Trading in the common stock of the Company on the New York Stock Exchange ("NYSE") was suspended prior to the opening of trading on July 8, 1999. As of July 9, 1999, the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTCBB") began publishing quotations of the Company's common stock under the symbol PGNFQ. As a result of the Plan, on February 2, 2000, the OTCBB ceased quotations of the Company's common stock. Quotation of the Company's common stock resumed on the OTCBB as of March 30, 2000 under the symbol PGTR.

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for a cash contribution of $115.2 million. See "PART II, ITEM 1: LEGAL PROCEEDINGS."

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

SENIOR SUBORDINATED NOTES. On January 28, 2000, the Company issued $146.0 million of 11.25 percent senior subordinated notes due 2005 (the "New Notes") as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants.

FRESH START ACCOUNTING. The Company has recorded the reorganization and related transactions using "fresh start accounting" as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants.

The Company operates principally in two segments that are organized based on the nature of the products sold: (i) infant care and (ii) feminine care and adult incontinence. Each operating segment contains closely related products that are unique to that particular segment. The results of the Company's international investments in joint ventures in Mexico, Argentina, Brazil and China are reported in the corporate and other segment.

RESULTS OF OPERATIONS

Effective January 28, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the eight weeks ended March 26, 2000 (Post-Confirmation) have been combined with the five weeks ended January 28, 2000 (Pre-Confirmation) and then compared to the 13 weeks ended March 28, 1999. Differences between periods due to fresh start accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis:

                                                                               Thirteen Weeks Ended
                                                             ---------------------------------------------------------
                                                                   MARCH 26, 2000               MARCH 28, 1999
                                                                   --------------               --------------
Net sales.............................................              $    129,087                 $    126,244
Cost of sales.........................................                   105,562                      109,537
                                                             -------------------          -------------------
Gross profit..........................................                    23,525                       16,707
Selling, general and administrative expense...........                    18,870                       21,443
Research and development expense......................                     1,002                        1,008
                                                             -------------------          -------------------
Operating profit (loss)...............................                     3,653                       (5,744)
Equity in earnings of unconsolidated
     subsidiaries.....................................                       323                          371
Interest expense......................................                     2,932                          102
Other income, net.....................................                       265                          496
                                                             -------------------          -------------------
Earnings (loss) before income taxes,  bankruptcy
     costs and extraordinary item.....................                     1,309                       (4,979)
Bankruptcy costs......................................                    10,399                        1,927
Provision for (benefit from) income taxes.............                       (59)                         313
                                                             --------------------         -------------------
Net loss before extraordinary item....................                    (9,031)                      (7,219)
Extraordinary item - gain from discharge
     of debt..........................................                   123,043                            -
                                                             -------------------          -------------------
Net earnings (loss)...................................              $    114,012                 $     (7,219)
                                                             ===================          ====================


Net earnings were $114.0 million in the first quarter of 2000 compared to a net loss of $7.2 million in the first quarter of 1999. Included in the results for the first quarter of 2000 was an extraordinary gain of $123.0 million associated with forgiveness of debt that resulted from the reorganization of the Company in accordance with the Plan. Excluding the extraordinary gain from forgiveness of debt and bankruptcy costs discussed below, improved product mix, lower manufacturing costs and lower selling, general and administrative costs contributed to improved results during the first quarter of 2000 compared to the first quarter of 1999. The first quarter of 1999 results were also negatively impacted by a price concession made to an export customer to address product acceptance issues. Included in the first quarter 2000 results are bankruptcy costs of $10.4 million compared to $1.9 million in the first quarter of 1999.

Basic loss per share for the eight weeks ended March 26, 2000 was $.05. Comparison to previous periods is not meaningful due to the Company's emergence from bankruptcy and the implementation of fresh start accounting.

Infant care operating profit was $6.7 million in the first quarter of 2000 compared to an operating loss of $2.5 million in the first quarter of 1999. A favorable product mix, lower manufacturing costs and lower selling, general and administrative costs contributed to the improved results.

Feminine care and adult incontinence operating losses were $3.1 million in the first quarter of 2000 compared to an operating loss of $3.3 million in the first quarter of 1999. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

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

NET SALES

Overall net sales were $129.1 million in the first quarter of 2000 compared to $126.2 million in the first quarter of 1999.

Infant care net sales increased 1.7 percent to $125.5 million in the first quarter of 2000 compared to $123.4 million in the first quarter of 1999. The increase in net sales was due to a favorable product mix associated with the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs. In addition, a price concession was made to an export customer during the first quarter of 1999 to address product acceptance issues. The favorable impacts were also partially offset by lower unit sales as volume decreased 4.4 percent to 790.2 million units in the first quarter of 2000 compared to 826.7 million units in the first quarter of 1999. The decrease in unit sales is primarily due to volume lost to competitors during the latter part of 1999. Prices were also negatively impacted by continued competitive pressures.

Infant care volume and sales prices are expected to remain under pressure due to continued competitive initiatives from both national brand and store brand competitors. The Company anticipates, however, that volume will be at higher levels in 2000 compared to 1999 due to the training pant product and destination store brand programs discussed above. The Company has become aware of a potential package count change in the latter half of 2000 which may result in an effective price increase. It is difficult to predict if the count change will occur, and the timing and amount of price increase to be realized, if any.

Feminine care and adult incontinence sales increased to $3.6 million in the first quarter of 2000 compared to $2.9 million in the first quarter of 1999 due to the shipment of product to new customers.

COST OF SALES

Overall cost of sales in the first quarter of 2000 was $105.6 million compared to $109.5 million in the first quarter of 1999. As a percentage of net sales, cost of sales was 81.8 percent in the first quarter of 2000 compared to 86.8 percent in the first quarter of 1999.

Infant care cost of sales was $99.1 million in the first quarter of 2000 compared to $103.5 million in the first quarter of 1999. As a percentage of net sales, infant care cost of sales was 79.0 percent in the first quarter of 2000 compared to 83.7 percent in 1999. This decrease in costs as a percentage of sales was due to improved manufacturing efficiencies, lower plant overhead costs due to the closure of the Brampton, Canada facility during the second quarter of 1999 and lower depreciation costs. These favorable items were partially offset by higher royalties due to a full quarter impact of the settlement and licensing agreements reached in the first quarter of 1999 with P&G and K-C and higher pulp prices.

Infant care raw material prices, with the exception of pulp, were at lower price levels in the first quarter of 2000 compared to the first quarter of 1999. Pulp prices started to increase during the second half of 1999 and are expected to increase during the remainder of 2000. Raw material prices, with the exception of pulp, are expected to decrease slightly during the remainder of 2000.

Infant care depreciation costs were $5.0 million in the first quarter of 2000 compared to $5.8 million in first quarter of 1999. The decrease is partially due to lower asset values as a result of fresh start accounting.

Feminine care and adult incontinence cost of sales was $6.5 million in the first quarter of 2000 compared to $6.0 million in the first quarter of 1999. As a percentage of net sales, cost of sales was 180.6 percent in the first quarter of 2000 compared to 206.9 percent in the first quarter of 1999. Overall cost of sales in this segment is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $18.9 million in the first quarter of 2000 compared to $21.4 million in the first quarter of 1999. As a percentage of net sales, these expenses were 14.6 percent in the first quarter of 2000 compared to 17.0 percent in 1999. The decrease in SG&A is primarily attributable to lower sales and marketing expenditures and information technology expenses. Depreciation and amortization costs included in SG&A decreased to $.9 million in the first quarter of 2000 compared to $1.6 million in the first quarter of 1999. The decrease in depreciation and amortization is partially due to the elimination of goodwill through fresh start accounting. Overall, SG&A expenses are expected to remain at first quarter levels throughout 2000 unless the Company implements the package count change discussed above. If the package count change is implemented the Company will incur higher packaging artwork and development costs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million in each of the first quarters of 2000 and 1999.

INTEREST EXPENSE

Interest expense was $2.9 million in the first quarter of 2000 compared to $.1 million in the first quarter of 1999. The increase is due to interest costs associated with borrowings under the Credit Facility and the New Notes bearing an annual interest rate of 11.25%. There were no borrowings under the DIP Credit Facility during the first quarter of 1999.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.3 million in the first quarter of 2000 compared to $.4 million in the first quarter of 1999. Earnings in the first quarter of 2000 were negatively impacted by lower earnings of the Company's South American joint ventures and amortization of goodwill associated with the values assigned to the foreign joint ventures through fresh start accounting. The earnings during the first quarter of 1999 included the write-off of capitalized start-up costs.

BANKRUPTCY COSTS

Bankruptcy costs were $10.4 million in the first quarter of 2000 compared to $1.9 million during the first quarter of 1999. The increase in costs was primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees.

EXTRAORDINARY GAIN FROM DISCHARGE OF DEBT

During the period ending January 28, 2000, an extraordinary gain of $123.0 million was recorded for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's plan of reorganization.

INCOME TAXES

During the first quarter of 2000, the Company recorded income tax expense of approximately $46.7 million which included approximately $2.8 million to account for the effects of certain non-deductible bankruptcy costs. This expense was offset by a decrease in the valuation allowances for its net deferred and other tax-related assets.

Income tax expense for the subsidiaries not included in the Chapter 11 filing was $.3 million during the period ended March 28, 1999. The Company recorded an income tax benefit of approximately $3.0 million during the period ended March 28, 1999, which was offset by an increase in the valuation allowances with respect to its net deferred and other tax-related assets as realization is dependent upon sufficient taxable income in the future.

LIQUIDITY AND CAPITAL RESOURCES

On a pro forma basis, the cash flows for the eight weeks ended March 26, 2000 (Successor Company) and five weeks ended January 28, 2000 (Predecessor Company) have been combined for purposes of comparison to the thirteen weeks ended March 28, 1999.

During the first quarter of 2000, cash flow from earnings (losses) and non-cash charges was a negative $1.8 million compared to $.8 million in the first quarter of 1999. Despite improved operating results, the decrease in cash flow was caused by the costs associated with the exit from bankruptcy.

During the first quarter of 2000, cash flow was positively impacted by a $8.5 million reduction in accounts receivable and inventories. The positive cash flow was offset by a decrease in accounts payable and checks issued but not cleared. Cash flow was also positively impacted by $2.3 million of proceeds from property and equipment sales and $.9 million in scheduled repayments of advances to an unconsolidated subsidiary.

Capital expenditures were $1.8 million for the first quarter of 2000 compared to capital expenditures of $11.7 million, including approximately $.7 million of computer software and consulting costs, for the first quarter of 1999. Capital spending is expected to be approximately $28.0 million during 2000 which the Company expects will be funded through a combination of internally generated funds and borrowings under the Credit Facility.

Cash produced from operations and cash and short-term investments supported an additional investment of $1.2 million in the Company's Goodbaby joint venture in China during the first quarter of 2000.

On January 28, 2000, the Company entered into the Credit Facility. The maximum borrowing under the Credit Facility may not exceed the lesser of $95.0 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of the Company. The Credit Facility has a sub-limit of $15.0 million for the issuance of letters of credit.

Borrowings under the Credit Facility are secured by a security interest in, pledge of and lien on substantially all of the Company's North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains customary restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sales of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges, coverage ratio, tangible net worth and a maximum leverage ratio.

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

On January 28, 2000, the Company borrowed approximately $15.0 million to consummate the Plan which was primarily used to extinguish $13.0 million in pre-petition liabilities subject to compromise. As of March 26, 2000, the Company had approximately $11.0 million of borrowings and $2.0 million in letters of credit outstanding under the Credit Facility.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the DIP Credit Facility as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended and restated as of June 14, 1999, Chase and a syndicate of banks made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75.0 million. The Company's maximum borrowing under the DIP Credit Facility could not exceed the lesser of $75.0 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation was comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility had a sublimit of $10.0 million for the issuance of letters of credit. The DIP Credit Facility expired on January 28, 2000 in accordance with its terms and was replaced with the Credit Facility.

At December 26, 1999, there were no outstanding direct borrowings under the DIP Credit Facility. The Company had an aggregate of $2.0 million in letters of credit issued under the DIP Credit Facility at December 26, 1999.

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($47.8 million) and operating loss carryforwards ("NOLs") ($27.2 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $225.5 million in future taxable income. -Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. The Company currently has fully reserved its net deferred tax asset of $86.8 million. See "--Income Taxes."

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

MARKET FOR THE COMPANY'S COMMON STOCK. Pursuant to the Plan, Wellspring, and its affiliates purchased 11,516,405 shares, or approximately 97.4 percent, of the Company's new common stock. Approximately 309,800 shares, or 2.6 percent of the new common stock, was distributed under the Plan to the Company's then-existing stockholders and purchased through the Rights Offering pursuant to the Plan. The Company's common stock is currently quoted on OTCBB under the symbol PGTR.

SUBSEQUENT EVENT

On May 4,  2000,  the Board of  Directors  elected  Michael  T.  Riordan  as the
Company's  President  & Chief  Executive  Officer  and a member  of the Board of
Directors effective immediately. At the same time, the Board accepted the resignation of Bobby V. Abraham, as the Company's Chief Executive Officer and from the Company's Board of Directors effective May 4, 2000.

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

         ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion (the "Delaware Judgment") finding that P&G's dual cuff patents were valid and infringed, while at the same time finding the Company's patent to be invalid, unenforceable and not infringed by P&G's products. Judgment was entered on January 6, 1998. Damages of approximately $178.4 million were entered against Paragon by the Delaware District Court on June 2, 1998. At the same time, the Delaware District Court entered injunctive relief agreed upon by P&G and the Company.

The Delaware Judgment had a material adverse effect on the Company's financial position and its results of operations. As a result of the District Court's Judgment, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 ET SEQ., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) on January 6, 1998. See "--IN RE PARAGON TRADE BRANDS, INC.," below.

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

IN RE PARAGON TRADE BRANDS, INC. - As described above, on December 30, 1997, the Delaware District Court issued a Judgment and Opinion in the Company's lawsuit with P&G finding that two of P&G's diaper patents were valid and infringed by the Company's "Ultra" disposable baby diapers, while also rejecting the Company's patent infringement claim against P&G. Judgment was entered on January 6, 1998. While a final damages number was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200 million. The amount of the award resulted in violation of certain covenants under the Company's bank loan agreements. As a result, the issuance of the Delaware Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company which necessitated the Chapter 11 filing.

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

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

On January 28, 2000, the Company entered into the Credit Facility with a bank group led by Citicorp. This facility is designed to supplement the Company's cash on hand and operating cash flow. As of March 26, 2000, there were $11 million in direct borrowings outstanding under this facility and an aggregate of $2 million in letters of credit issued thereunder. The Credit Facility contains customary financial covenants.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT                 DESCRIPTION
         -------                 -----------
         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(1)

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000(1)

         Exhibit 4.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                                 3.1)

         Exhibit 10.1            Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and
                                 Paragon(2)

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon(2)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(2)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)


         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(4)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(4)

         Exhibit 10.9*           Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(4)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(4)

         Exhibit 10.11*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(4)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(4)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(4)

         Exhibit 10.14*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(4)

         Exhibit 10.15*          Paragon Trade Brands, Inc. Stock Option Plan(1)

         Exhibit 10.15.1*        Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors

         Exhibit 10.16           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger(1)

         Exhibit 10.16.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent(1)

         Exhibit 10.17           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(2)

         Exhibit 10.18           Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc.,
                                 PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(5)

         Exhibit 10.19**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(6)

         Exhibit 10.20**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(7)

         Exhibit 10.21           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.22           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(9)


         Exhibit 10.23           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.24           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.27           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.29           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.30           Modified Second Amended Plan of Reorganization(10)

         Exhibit 10.31           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(11)

         Exhibit 10.32           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.33           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.34           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(12)

         Exhibit 10.35           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(12)

         Exhibit 11              Computation of Per Share Earnings (See Note 1 to Financial Statements)

         Exhibit 21.1            Subsidiaries of the Company(9)

         Exhibit 27              Financial Data Schedule (for SEC use only)

------------------
*Management  contract  or  compensatory  plan  or  arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K (File No. 1-11368) for the fiscal year ended December 26, 1993, copies of which may be obtained at the Public Reference Room of the SEC, Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.


(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(8)  Incorporated   by  reference  from  Paragon  Trade  Brands,  Inc.'s  Annual
Report on Form 10-K for the fiscal year ended December 29, 1996.

(9)  Incorporated  by   reference  from  Paragon  Trade  Brands,  Inc.'s  Annual
Report on Form 10-K for the fiscal year ended December 27, 1998.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 13, 2000.

(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.


(b)      Reports on Form 8-K

DOCUMENT                             DATE                          ITEM
--------                             ----                          ----
Report on Form 8-K                   January 20, 2000              5
Report on Form 8-K/A                 January 20, 2000              5
Report on Form 8-K                   February 10, 2000             1

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PARAGON TRADE BRANDS, INC.



                                      By  /S/ ALAN J. CYRON
                                          --------------------------------------
                                               Alan J. Cyron
                                               Chief Financial Officer





May 10, 2000

                                  EXHIBIT INDEX

         EXHIBIT                 DESCRIPTION
         -------                 -----------
         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(1)

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000(1)

         Exhibit 4.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                                 3.1)

         Exhibit 10.1            Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and
                                 Paragon(2)

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon(2)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon(2)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon dated as of  October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham(4)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon and David W. Cole(4)

         Exhibit 10.9*           Employment Agreement, dated as of August 11, 1998, between Paragon and Alan J. Cyron(4)

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon and Arrigo D. (Rick)
                                 Jezzi(4)

         Exhibit 10.11*          Employment agreement, dated as of August 11, 1998, between Paragon and Robert E. McClain(4)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon and Catherine O.
                                 Hasbrouck(4)

         Exhibit 10.13*          Employment Agreement, dated as of August 11, 1998, between Paragon and Kevin P. Higgins(4)

         Exhibit 10.14*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(4)

         Exhibit 10.15*          Paragon Trade Brands, Inc. Stock Option Plan(1)

         Exhibit 10.15.1*        Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors


         Exhibit 10.16           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger(1)

         Exhibit 10.16.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent(1)

         Exhibit 10.17           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(2)

         Exhibit 10.18           Asset Purchase Agreement dated December 11, 1995 by and among Paragon Trade Brands, Inc.,
                                 PTB Acquisition Sub, Inc., Pope & Talbot, Inc. and Pope & Talbot, Wis., Inc.(5)

         Exhibit 10.19**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(6)

         Exhibit 10.20**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(7)

         Exhibit 10.21           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.22           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(9)

         Exhibit 10.23           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.24           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.27           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.29           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.30           Modified Second Amended Plan of Reorganization(10)

         Exhibit 10.31           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(11)


         Exhibit 10.32           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.33           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.34           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(12)

         Exhibit 10.35           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(12)

         Exhibit 11              Computation of Per Share Earnings (See Note 11 to Financial Statements)

         Exhibit 21.1            Subsidiaries of the Company(9)

         Exhibit 27              Financial Data Schedule (for SEC use only)

------------------
*Management  contract  or  compensatory  plan  or  arrangement.
**Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K (File No. 1-11368) for the fiscal year ended December 26, 1993, copies of which may be obtained at the Public Reference Room of the SEC, Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549.

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K, dated as of February 8, 1996.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(8)  Incorporated   by  reference  from  Paragon  Trade  Brands,  Inc.'s  Annual
Report on Form 10-K for the fiscal year ended December 29, 1996.

(9)  Incorporated  by   reference  from  Paragon  Trade  Brands,  Inc.'s  Annual
Report on Form 10-K for the fiscal year ended December 27, 1998.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 13, 2000.


(11) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.

(12) Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.