Form 10-Q
period 2000-06-25
PARAGON TRADE BRANDS INC
filed 2000-08-04
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended June 25, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           91-1554663
----------------------------                         ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                             180 Technology Parkway
                             NORCROSS, GEORGIA 30092
                             -----------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the registrant's common stock was 11,996,000 shares ($.01 par value) as of June 25, 2000.

                                                                          Page 1
                                                        Exhibit Index on Page 36

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING

                FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 25, 2000

                                                                                                           PAGE NO.

                                         PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                                    3
                           Condensed Consolidated Balance Sheets                                              4
                           Condensed Consolidated Statements of Cash Flows                                    5
                           Condensed Consolidated Statements of Changes in                                    7
                             Shareholders' Equity (Deficit)
                           Notes to Condensed Consolidated Financial Statements                               8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                  20
                  Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                  29

                                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           29
Item 2.           Changes in Securities                                                                (not applicable)
Item 3            Defaults Upon Senior Securities                                                             31
Item 4.           Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.           Other Information                                                                    (not applicable)
Item 6.           Exhibits and Reports on Form 8-K                                                            31

                  Signature Page                                                                              35

                  Exhibit Index                                                                               36

                  Exhibits                                                                                    40

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                             ---------------  ---------------   ---------------  -----------------------------------
                                                Thirteen          Thirteen        Twenty-One            Five            Twenty-Six
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
                                              June 25, 2000    June 27, 1999     June 25, 2000    January 28, 2000    June 27, 1999
                                              -------------    -------------     -------------    ----------------    -------------
Sales, net of discounts and allowances....   $       131,732   $      117,848   $       210,081   $        50,738    $      244,092
Cost of sales.............................           112,710          103,380           175,775            42,497           212,917
                                             ---------------  ---------------   ---------------  ----------------   ---------------
Gross profit..............................            19,022           14,468            34,306             8,241            31,175
Selling, general and administrative
     expense..............................            18,117           19,707            30,873             6,114            41,150
Research and development expenses.........             1,003              935             1,688               317             1,943
Manufacturing operation closing costs.....                 -            1,491                 -                 -             1,491
                                             ---------------  ---------------   ---------------  ----------------   ---------------
Operating profit (loss)...................               (98)          (7,665)            1,745             1,810           (13,409)
Equity in earnings of unconsolidated
     subsidiaries.........................             1,391              750             1,714                 -             1,120
Interest expense(1).......................             4,300              107             7,157                75               209
Other income, net ........................               758              519               926                97             1,015
                                             ---------------  ---------------   ---------------  ----------------   ---------------
Income (loss) before income taxes,
     bankruptcy costs and extraordinary
     item.................................            (2,249)          (6,503)           (2,772)            1,832           (11,483)
Bankruptcy costs..........................                 -            2,538                 -            10,399             4,464
Benefit from income taxes.................              (250)            (656)             (209)             (100              (343)
                                             ---------------- ----------------  ---------------- ----------------   ----------------
Net loss before extraordinary item........   $        (1,999)  $       (8,385)  $        (2,563)  $        (8,467)   $      (15,604)
Extraordinary item - gain from discharge
     of debt..............................                 -                -                 -           123,043                 -
                                             ---------------  ---------------   ---------------  ----------------   ---------------
Net income (loss).........................   $        (1,999)  $       (8,385)   $       (2,563)  $       114,576    $      (15,604)
                                             ================ ================  ================ ================   ================


Income (loss) per common share -
     basic and diluted:
Net loss before extraordinary item........    $        (.17)   $        (.70)    $        (.21)   $         (.71)     $       (1.31)
Extraordinary gain........................                 -                -                 -             10.30                  -
                                             ---------------  ---------------   ---------------  ----------------    ---------------
Net income  (loss) per common share -
     basic and diluted....................    $        (.17)   $        (.70)    $        (.21)   $          9.59     $       (1.31)
                                             ===============  ===============   ===============  ================    ===============


(1)  Contractual interest                     $            -   $        1,327    $            -   $           569     $        2,662
                                             ===============  ===============   ===============  ================    ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          Successor               Predecessor
                                                                                           Company                  Company

                                                                                        June 25, 2000          December 26, 1999
                                                                                        -------------          -----------------
                                                                                         (Unaudited)
ASSETS
Cash and cash equivalents....................................................           $       14,524            $       11,685
Receivables..................................................................                   74,429                    85,976
Inventories..................................................................                   42,526                    48,744
Current portion of deferred income taxes.....................................                    1,059                     5,557
Prepaid expenses.............................................................                    2,630                     3,745
                                                                                   -------------------       -------------------
     Total current assets....................................................                  135,168                   155,707
Property and equipment, net .................................................                   94,859                   113,637
Construction in progress.....................................................                    7,166                     6,525
Assets held for sale.........................................................                    2,358                     3,312
Investment in unconsolidated subsidiary, at cost.............................                   20,911                    22,929
Investment in and advances to unconsolidated subsidiaries, at equity.........                   71,779                    56,215
Goodwill ....................................................................                        -                    30,900
Other assets.................................................................                    9,344                    11,295
                                                                                   -------------------       -------------------
     Total assets............................................................           $      341,585            $      400,520
                                                                                   ===================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Checks issued but not cleared................................................           $        5,269            $        7,525
Accounts payable.............................................................                   29,276                    34,715
Accrued liabilities..........................................................                   40,463                    34,259
                                                                                   -------------------       -------------------
     Total current liabilities...............................................                   75,008                    76,499
Liabilities subject to compromise (Note 1)...................................                        -                   406,723
Long-term debt...............................................................                  146,000                         -
Deferred compensation........................................................                        -                       211
Deferred income taxes........................................................                    1,014                     6,904
                                                                                   -------------------       -------------------
     Total liabilities.......................................................                  222,022                   490,337


Commitments and contingencies (Notes 1 and 12)


Shareholders' equity (deficit):
Preferred stock:  (Predecessor Company) Authorized 10,000,000 shares,
     no shares issued, $.01 par value........................................                        -                         -
Preferred stock:  (Successor Company) Authorized 5,000,000 shares,
     no shares issued, $.01 par value........................................                        -                         -
Common stock:  (Predecessor Company) Authorized 25,000,000 shares,
     issued  12,388,464 shares, $.01 par value...............................                        -                       124
Common stock:  (Successor Company) Authorized 20,000,000 shares,
     issued 11,996,000  shares, $.01 par value...............................                      120                         -
Capital surplus..............................................................                  119,840                   143,736
Common stock warrants:  (Successor Company) Issued 625,821,
     exercisable at $18.91...................................................                    2,275                         -
Accumulated other comprehensive loss.........................................                     (109)                   (1,213)
Retained deficit.............................................................                   (2,563)                 (222,134)
Less:  Treasury stock:  (Predecessor Company),  438,750 shares,
     at cost.................................................................                        -                   (10,330)
                                                                                   -------------------       --------------------
     Total shareholders' equity (deficit)....................................                  119,563                   (89,817)
                                                                                   -------------------       --------------------
     Total liabilities and shareholders' equity (deficit)....................           $      341,585            $      400,520
                                                                                   ===================       ====================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Successor                     Predecessor
                                                                                Company                        Company
                                                                                -------          ----------------------------------
                                                                               Twenty-One              Five             Twenty-Six
                                                                               Weeks Ended         Weeks Ended         Weeks Ended
                                                                             June 25, 2000       January 28, 2000     June 27, 1999
                                                                             -------------       ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................         $         (2,563)     $      114,576     $       (15,604)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Extraordinary item - gain from forgiveness of debt...........                        -            (123,043)                  -
     Depreciation and amortization................................                   10,081               2,708              17,978
     Deferred income taxes........................................                       83                 382                (100)
     Equity in earnings of unconsolidated subsidiaries, net of
       dividends..................................................                   (1,056)                  -                (815)
     Write-down of assets.........................................                        3                 173                   -
Changes in operating assets and liabilities:
     Accounts receivable..........................................                    5,462              (4,079)             20,107
     Inventories and prepaid expenses.............................                   11,774              (2,640)              2,129
     Accounts payable.............................................                   (1,168)             (6,404)             (4,915)
     Checks issued but not cleared................................                   (3,765)              1,509              (5,956)
     Prepetition reclamation payment authorized by court..........                        -                   -                (437)
     Liabilities subject to compromise............................                        -             (13,032)                  -
     Accrued liabilities..........................................                    3,732               7,254              (3,607)
Other.............................................................                    1,376                (436)             (1,655)
                                                                          -----------------     ----------------    ----------------
     Net cash provided by (used in) operating activities..........                   23,959             (23,032)              7,125
                                                                          -----------------     ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment...........................                   (4,654)               (745)            (12,063)
Proceeds from sale of property and equipment......................                    2,299                 104               5,870
Repayment of advance to unconsolidated subsidiary, at equity......                    3,367                   -                   -
Proceeds from sale of Changing Paradigms, Inc.....................                        -                   -                 350
Investment in and advances to unconsolidated subsidiaries,
     at equity....................................................                        -              (1,200)               (800)
Other.............................................................                      121               1,570                 186
                                                                          -----------------     ----------------    ----------------
     Net cash provided by (used in) investing activities..........                    1,133                (271)             (6,457)
                                                                          -----------------     ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility.....................................                        -              15,000                   -
Repayments of credit facility.....................................                  (15,000)                  -                   -
Proceeds from sale of common stock................................                    1,050                   -                   -
                                                                          ------------------    ---------------     ---------------
     Net cash provided by (used in) financing activities..........                  (13,950)             15,000                   -
                                                                          ------------------    ---------------     ---------------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS.............                   11,142              (8,303)                668
Cash and cash equivalents at beginning of period..................                    3,382              11,685              22,625
                                                                          -----------------     ---------------     ---------------
Cash and cash equivalents at end of period........................         $         14,524      $        3,382      $       23,293
                                                                          =================     ===============     ===============


CONTINUED ON NEXT PAGE.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Successor                     Predecessor
                                                                                Company                        Company
                                                                                -------          ----------------------------------
                                                                               Twenty-One              Five             Twenty-Six
                                                                               Weeks Ended         Weeks Ended         Weeks Ended
                                                                             June 25, 2000       January 28, 2000     June 27, 1999
                                                                             -------------       ----------------     -------------
Cash paid (received) during the period for:
     Interest, net of amounts capitalized.........................         $          1,028      $          232      $          207
     Income taxes.................................................         $         (3,048)     $         (619)     $          468
     Bankruptcy costs.............................................         $          3,640      $       10,819      $        3,144


Supplemental non-cash disclosures:
     Settlement of liabilities subject to compromise..............         $              -      $     (393,691)     $            -
     Extinguishment of stock (Predecessor Company)................         $              -      $       24,918      $            -
     Issuance of stock/warrants (Successor Company)...............         $              -      $      121,185      $            -
     Issuance of senior subordinated notes........................         $              -      $      146,000      $            -


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 Accumulated
                                                                   Common           Other
                                        Common        Capital       Stock       Comprehensive      Retained          Treasury
                                         Stock        Surplus     Warrants          Loss            Deficit            Stock
                                       --------    -----------    ---------     ----------         ----------     -----------
BALANCE, December 26, 1999             $    124    $   143,736    $      -      $   (1,213)        $(222,134)     $  (10,330)
     Net Income                               -              -           -               -           114,576               -
     Translation adjustment                   -              -           -             159                 -               -
Effect of reorganization and
   fresh-start accounting:
     Extinguishment of stock
       (Predecessor Company)               (124)      (143,736)          -           1,054           107,558          10,330
     Issuance of  stock and
       warrants (Successor
       Company)                             119        118,791       2,275               -                 -            -  -
                                       --------    -----------    ---------     ----------         ----------     -----------
BALANCE, January 28, 2000                   119        118,791       2,275               -                 -               -
(unaudited)
     Net loss                                 -              -           -               -            (2,563)              -
     Issue common stock                       1          1,049           -               -                 -               -
     Translation adjustment                   -              -           -            (109)                -               -
                                       --------    -----------    ---------     ----------         ----------     -----------
BALANCE, June 25, 2000 (unaudited)     $    120     $  119,840    $  2,275      $     (109)        $  (2,563)     $        -
                                       ========    ===========    =========     ==========         ==========     ===========


The following summarizes the changes in the number of shares of capital stock:

                                                                                   Common Stock
                                                           Common Stock              Warrants               Treasury Stock
                                                       ----------------------  ----------------------   -----------------------
BALANCE, December 26, 1999                                    12,388,464                     -                   438,750
     Extinguishment of stock
       (Predecessor Company)                                 (12,388,464)                    -                  (438,750)
     Issuance of stock and warrants
       (Successor Company)                                    11,891,000               625,821                         -
                                                       ---------------------   ---------------------    ----------------------
BALANCE, January 28, 2000 (unaudited)                         11,891,000               625,821                         -
     Issuance of stock                                           105,000                     -                         -
                                                       ---------------------   ---------------------    ----------------------
BALANCE, June 25, 2000 (unaudited)                            11,996,000               625,821                         -
                                                       =====================   =====================    ======================



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIOD ENDED JUNE 25, 2000
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:           CHAPTER 11 PROCEEDINGS AND REORGANIZATION

The Company previously disclosed that The Procter & Gamble Company ("P&G") had filed a lawsuit against it in the United States District Court for the District of Delaware (the "Delaware District Court") alleging that the Company's "Ultra" disposable baby diaper products infringed two of P&G's dual cuff diaper patents.

On December 30, 1997, the Delaware District Court issued a Judgment and Opinion (the "Delaware Judgment"), which found that two of P&G's dual cuff diaper patents were valid and infringed by certain of the Company's disposable diaper products, while also rejecting the Company's patent infringement claims against P&G. While the final damages number of approximately $178,400 was not entered by the Delaware District Court until June 2, 1998, the Company originally estimated the liability and associated litigation costs to be approximately $200,000. The amount of the award resulted in violation of certain covenants under the Company's then-existing bank loan agreements. As a result, the issuance of the Delaware Judgment and the uncertainty it created caused an immediate and critical liquidity issue for the Company.

On January 6, 1998, the Company filed for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Section 101 ET SEQ., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390) (the "Chapter 11 filing"). None of the Company's subsidiaries were included in the Chapter 11 filing.

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999, (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appealed the P&G Approval Order.

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999, (the "K-C Approval Order"). The Equity Committee appealed the K-C Approval Order.

On or about November 15, 1999, the Company and the Official Committee of Unsecured Creditors (the "Creditors' Committee"), as co-proponents, filed the Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan") and a related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000, as the voting deadline for the Plan and January 13, 2000, as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee withdrew with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for cash of $115,200. This cash was paid directly to the creditors of Predecessor Company. See "PART II, ITEM 1: LEGAL PROCEEDINGS."

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

FRESH START ACCOUNTING. The Company has recorded the reorganization and related transactions using "fresh start accounting" as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. Fresh start accounting was required because there was more than a 50 percent change in the ownership of the Company and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy.

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

Current assets and current liabilities have been recorded at their historical carrying values as such amounts approximate their fair market value. Property and equipment have been recorded at their appraised value as determined by an independent appraisal based on a "continued use value", which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at estimated net realizable value. The Company's foreign investments were valued based on an estimation of enterprise value taking into account a discounted cash flow analysis. Other non-current assets are stated at historical carrying values which approximate fair value. As the reorganization value was less than the current valuations of the assets, as stated above, the resulting deficit was allocated proportionally to the non-current assets.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The effect of the Plan on the Company's consolidated balance sheet as of January 28, 2000, was as follows (unaudited):

                                               Predecessor             Adjustments                                      Successor
                                                 Company                To Record                                        Company
                                              Balance Sheet              Plan of                  Fresh Start         Balance Sheet
                                             January 28, 2000          Confirmation             Adjustments(8)      January 28, 2000
                                             ----------------          ------------             --------------      ----------------
Current assets.......................       $         157,142     $      (16,478)(1)(2)(3)(5)   $       2,830         $    143,494
Property and equipment, net..........                 122,878                  -                      (11,372)             111,506
Investments and advances to
     unconsolidated subsidiaries, at
     equity..........................                  80,344                  -                       14,030               94,374
Goodwill ............................                  30,749                  -                      (30,749)                   -
Other assets.........................                  10,243              1,224 (2)                   (1,619)               9,848
                                           ------------------    ----------------            ------------------       --------------
     Total assets....................       $         401,356     $      (15,254)               $     (26,880)         $   359,222
                                           ==================    ================            ==================       ==============

Current liabilities..................       $          81,639     $         (921)(3)            $      (4,508)         $    76,210
Liabilities subject to compromise....                 406,220           (406,220)(1)(4)(5)(6)               -                    -
Long-term debt.......................                       -            161,000 (4)(5)                     -              161,000
Other................................                   2,684                  -                       (1,857)                 827
                                           ------------------    ---------------             ------------------       --------------
     Total liabilities...............                 490,543           (246,141)                      (6,365)             238,037

Common stock.........................                     124                 (5)(6)(7)                     -                  119
Capital surplus......................                 143,736            (24,945)(6)(7)                     -              118,791
Common stock warrants................                       -              2,275 (1)(6)                     -                2,275
Foreign currency translation
     adjustments.....................                  (1,055)                 -                        1,055                    -
Accumulated deficit..................                (221,662)           243,232 (6)(7)               (21,570)                   -
Treasury stock.......................                 (10,330)            10,330 (7)                        -                    -
                                           -------------------   ---------------             ------------------        -------------
     Shareholders' equity (deficit)..                 (89,187)           230,887                      (20,515)             121,185
                                           -------------------   ---------------             ------------------        -------------
     Total liabilities and
       shareholders' equity (deficit)       $         401,356    $       (15,254)               $      26,880          $   359,222
                                           ==================    ================            ==================        =============

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

(8)      To record the effect of fresh start accounting, including recording assets at their current fair values adjusted for the reorganization value.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs and the extraordinary gain. The results of operations for the twenty-six week period ending June 25, 2000, should not be regarded as necessarily indicative of the results that may be expected for the full year.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts.

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

The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact which Issue 00-14 may have on the reported amount of sales.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3:           BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                           Predecessor                         Predecessor
                                                             Company                             Company
                                                             -------             --------------------------------------
                                                             Thirteen                  Five                 Twenty-Six
                                                           Weeks Ended              Weeks Ended            Weeks Ended
                                                          June 27, 1999          January 28, 2000         June 27, 1999
                                                          -------------          ----------------         -------------
Professional fees...............................       $          2,464        $          6,990         $         4,360
Employee confirmation bonuses...................                      -                   3,308                       -
Amortization of debtor-in-possession
     credit facility deferred financing costs...                    204                      50                     408
Other...........................................                     16                     125                      17
Interest income.................................                   (146)                    (74)                   (321)
                                                      ------------------      ------------------       -----------------
                                                       $          2,538        $         10,399         $         4,464
                                                      ==================      ==================       =================


NOTE 4:           INCOME TAXES

Income tax benefits associated with domestic operating losses and deductible temporary differences for the periods presented have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. The Company has recorded a valuation allowance for substantially all deferred tax assets as the Company does not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($46,100) and operating loss carryforwards ("NOLs") ($28,900). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $223,400 in future taxable income.
Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6,800. The Company currently has fully reserved its net deferred tax asset of $86,000.

NOTE 5:           COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                               Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                                 -------          -------           -------       ----------------------------------
                                                Thirteen          Thirteen        Twenty-One            Five           Twenty-Six
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                              June 25, 2000    June 27, 1999     June 25, 2000    January 28, 2000   June 27, 1999
                                             ---------------- ----------------  ----------------  ----------------   ---------------
Net income (loss).........................    $       (1,999)  $       (8,385)   $       (2,563)  $       114,576    $      (15,604)
Foreign currency translation adjustment...               (55)             307              (109)              159               615
                                             ---------------- ----------------  ----------------  ----------------   ---------------
Comprehensive income (loss)...............    $       (2,054)  $       (8,078)   $       (2,672)  $       114,735    $      (14,989)
                                             ================ ================  ================  ================   ===============

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6:           RECEIVABLES

Receivables consist of the following:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                         June 25, 2000            December 26, 1999
                                                                                    ----------------------    ----------------------
Accounts receivable - trade..................................................            $          59,432         $         68,011
Current portion of advances to unconsolidated subsidiary, at equity..........                       11,756                   11,059
Other receivables............................................................                       13,085                   20,705
                                                                                    -----------------------   ----------------------
                                                                                                    84,273                   99,775
Less:  Allowance for doubtful accounts.......................................                       (9,844)                 (13,799)
                                                                                    -----------------------   ----------------------
Net receivables..............................................................            $          74,429         $         85,976
                                                                                    =======================   ======================

NOTE 7:           INVENTORIES

Inventories consist of the following:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                         June 25, 2000            December 26, 1999
                                                                                    ----------------------    ----------------------
LIFO:

     Raw materials - pulp....................................................            $             221         $             83
     Finished goods..........................................................                       22,001                   25,235
FIFO:

     Raw materials - other...................................................                        5,836                    7,995
     Materials and supplies..................................................                       20,180                   21,890
                                                                                    -----------------------    ---------------------
                                                                                                    48,238                   55,203
     Reserve for excess and obsolete items...................................                       (5,712)                  (6,459)
                                                                                    -----------------------    ---------------------
Net inventories..............................................................            $          42,526         $         48,744
                                                                                    =======================    =====================


NOTE 8:       PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                         June 25, 2000            December 26, 1999
                                                                                    ----------------------    ----------------------
Land                                                                                     $           2,902         $          3,444
Buildings and improvements...................................................                       17,026                   39,037
Machinery and equipment......................................................                       87,844                  248,928
                                                                                    -----------------------   ----------------------
                                                                                                   107,772                  291,409
Less:  Allowance for depreciation............................................                      (12,913)                (177,772)
                                                                                    -----------------------   ----------------------
Net property and equipment...................................................            $          94,859         $        113,637
                                                                                    =======================   ======================


                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9:           ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                         June 25, 2000            December 26, 1999
                                                                                    ----------------------    ----------------------
Payroll - wages and salaries, incentive awards, retirement,
     vacation and severance pay..............................................            $           8,503         $           8,369
Coupons and promotions.......................................................                        8,819                     8,214
Royalties....................................................................                        9,702                     8,225
Interest ....................................................................                        6,723                         -
Other........................................................................                        6,716                     9,451
                                                                                    ----------------------    ----------------------
Total........................................................................            $          40,463         $          34,259
                                                                                    ======================    ======================


NOTE 10:          LONG-TERM DEBT

Long-term debt is as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                         June 25, 2000            December 26, 1999
                                                                                    ----------------------    ----------------------
11.25% Senior subordinated notes due 2005....................................            $         146,000         $               -
Credit Facility borrowings...................................................                            -                         -
                                                                                    ----------------------    ----------------------
                                                                                         $         146,000         $               -
                                                                                    ======================    ======================

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

CREDIT FACILITY. On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95,000 financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. ("Citicorp"). The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit. The Credit Facility contains customary financial covenants. As of June 25, 2000, there was an aggregate of $5,100 in letters of credit issued under the Credit Facility and no direct borrowings.

See "PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - RISKS AND UNCERTAINTIES".

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11:          INCOME (LOSS) PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share:

                                               Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                                 -------          -------           -------       --------------------------------
                                                Thirteen          Thirteen        Twenty-One            Five           Twenty-Six
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                              June 25, 2000    June 27, 1999     June 25, 2000    January 28, 2000   June 27, 1999
                                             ---------------- ----------------  ----------------  ----------------   ---------------
Net (loss) income.........................    $       (1,999)  $       (8,385)   $       (2,563)  $       114,576     $     (15,604)
                                             ================ ================  ================ =================   ===============

Weighted average number of
     common shares used in
     basic and diluted EPS (000's)                    11,996           11,949            11,944            11,950            11,949
                                             ================ ================  ================  ================   ===============

Basic and diluted income(loss) per
     common share.........................    $        (.17)   $        (.70)    $        (.21)   $          9.59     $       (1.31)
                                             ================ ================  ================  ================   ===============


Common stock warrants and options during the periods presented were not included in the calculation because the warrants' and options' exercise prices were greater than the average market price of the common shares for the respective periods.

Diluted and basic income (loss) per share are the same for each of the periods ended June 25, 2000, January 28, 2000 and June 27, 1999, because the computation of diluted income (loss) per share was anti-dilutive.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design.

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of Super Absorbent Polymer ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has encountered increased product costs due to the increased price and usage of new SAP within the SAP Safe Harbor. The Company cannot predict at this time whether or when the added costs will be fully offset.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. See "--KIMBERLY-CLARK CORPORATION V. PARAGON TRADE BRANDS, INC.," above.

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000 as the voting deadline for the Plan and January 13, 2000, as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95,000 financing facility with a bank group led by Citicorp USA, Inc. This facility is designed to supplement the Company's cash on hand and operating cash flow. As of June 25, 2000, there was an aggregate of $5,100 in letters of credit under the Credit Facility and no direct borrowings. The Credit Facility contains customary financial covenants.

Legal fees and costs in connection with the Chapter 11 reorganization proceeding were significant.

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C Worldwide") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a patent related to a disposable absorbent garment with a registered graphic. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. On July 31, 2000, the Company and K-C Worldwide executed a settlement agreement. The Company believes that the terms and conditions of the settlement agreement will not have a material business or financial impact on the Company.

OTHER - The Company is also a party to other legal proceedings generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party will not have a material adverse effect on its financial condition or results of operations.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

As of June 25, 2000, there was an aggregate of $5,100 in letters of credit issued under the Credit Facility and no direct borrowings. See "PART I, ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - RISKS AND UNCERTAINTIES " herein.

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

Net sales and operating profit (loss) for the segments were as follows:

                                                                                      Feminine
                                                                                     Care/Adult
Thirteen weeks ended June 25, 2000                                 Infant Care      Incontinence       Total
--------------------------------------------------------           -----------      ------------       -----
     Net sales.......................................            $   128,512      $     3,220     $  131,732
     Operating profit (loss).........................                  3,654           (3,752)           (98)
     Depreciation and amortization...................                  5,682              597          6,279


Thirteen weeks ended June 27, 1999
--------------------------------------------------------
     Net sales.......................................            $   115,089      $     2,759     $  117,848
     Operating (loss)................................                 (4,380)          (3,285)         7,665)
     Depreciation and amortization...................                  8,533            1,009          9,542

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                                                                                      Feminine
                                                                                     Care/Adult
Twenty-one weeks ended June 25, 2000                               Infant Care      Incontinence      Total
--------------------------------------------------------           -----------      ------------      -----
     Net sales.......................................            $   204,603      $     5,478     $   210,081
     Operating profit (loss).........................                  7,362           (5,617)          1,745
     Depreciation and amortization...................                  9,267              814          10,081

Five weeks ended January 28, 2000
--------------------------------------------------------
     Net sales.......................................            $    49,422      $     1,316     $    50,738
     Operating profit (loss).........................                  3,005           (1,195)          1,810
     Depreciation and amortization...................                  2,328              380           2,708


Twenty-six weeks ended June 27, 1999
--------------------------------------------------------
     Net sales.......................................            $   238,445      $     5,647     $   244,092
     Operating (loss)................................                 (6,850)          (6,559)        (13,409)
     Depreciation and amortization...................                 15,970            2,008          17,978

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999, (the "P&G Approval Order"). The Official Committee of Equity Security Holders (the "Equity Committee") appealed the P&G Approval Order. See "PART II, ITEM 1: LEGAL PROCEEDINGS."

On October 26, 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against the Company in U.S. District Court in Dallas, Texas, alleging infringement by the Company's products of two K-C patents relating to dual cuffs.

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Settlement Agreement was approved by the Bankruptcy Court on August 6, 1999, (the "K-C Approval Order"). The Equity Committee appealed the K-C Approval Order. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

On or about November 15, 1999, the Company and the Official Committee of Unsecured Creditors (the "Creditors' Committee"), as co-proponents, filed the Second Amended Plan of Reorganization (as subsequently modified through January 13, 2000, the "Plan") and a related Disclosure Statement (as subsequently modified through November 18, 1999, the "Disclosure Statement") with the Bankruptcy Court. The Plan incorporated a proposed investment by Wellspring Capital Management LLC ("Wellspring"), a private investment company, to acquire the Company as part of a plan of reorganization (the "Wellspring Transaction"). By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000, as the voting deadline for the Plan and January 13, 2000, as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

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

Trading in the common stock of the Company on the New York Stock Exchange ("NYSE") was suspended prior to the opening of trading on July 8, 1999. As of July 9, 1999, the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTCBB") began publishing quotations of the Company's common stock under the symbol PGNFQ. As a result of the Plan, on February 2, 2000, the OTCBB ceased quotations of the Company's common stock. Quotation of the Company's common stock resumed on the OTCBB as of March 30, 2000, under the symbol PGTR.

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for cash of $115.2 million. The cash was paid directly to the creditors of Predecessor Company. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

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

RESULTS OF OPERATIONS

Effective January 28, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the twenty-one weeks ended June 25, 2000, (Post-Confirmation) have been combined with the five weeks ended January 28, 2000, (Pre-Confirmation) and then compared to 26 weeks ended June 27, 1999. Differences between periods due to fresh start accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis:

                                                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                                    --------------------                ----------------------
                                                               June 25, 2000     June 27, 1999      June 25, 2000     June 27, 1999
                                                               -------------     -------------      -------------     -------------
Net sales............................................         $      131,732     $      117,848    $    260,819       $   244,092
Cost of sales........................................                112,710            103,380         218,272           212,917
                                                             ---------------    ---------------   -------------      ------------
Gross profit.........................................                 19,022             14,468          42,547            31,175
Selling, general and administrative expense..........                 18,117             19,707          36,987            41,150
Research and development expense.....................                  1,003                935           2,005             1,943
Manufacturing operation closing costs................                      -              1,491               -             1,491
                                                             ---------------    ---------------   -------------      ------------
Operating profit (loss)..............................                    (98)            (7,665)          3,555           (13,409)
Equity in earnings of unconsolidated subsidiaries....                  1,391                750           1,714             1,120
Interest expense.....................................                  4,300                107           7,232               209
Other income, net....................................                    758                519           1,023             1,015
                                                             ---------------    ---------------   -------------      ------------
Net loss before income taxes, bankruptcy costs
     and extraordinary item..........................                 (2,249)            (6,503)           (940)          (11,483)
Bankruptcy costs.....................................                      -              2,538          10,399             4,464
Benefit from income taxes............................                   (250)              (656)           (309)             (343)
                                                             ---------------    ---------------  --------------     -------------
Net loss before extraordinary item...................                 (1,999)            (8,385)        (11,030)          (15,604)
Extraordinary item - gain from discharge of debt.....                      -                  -         123,043                 -
                                                             ---------------    ---------------   -------------      ------------
Net income (loss)....................................         $       (1,999)    $       (8,385)   $    112,013       $   (15,604)
                                                             ===============    ===============   =============      ============


                       THIRTEEN WEEKS ENDED JUNE 25, 2000
                 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 1999

A net loss of $2.0 million was incurred in the second quarter of 2000 compared to a net loss of $8.4 million in the second quarter of 1999. Increased unit volume, improved product mix, reduced manufacturing and selling, general and administrative costs all contributed to the improvement compared to the second quarter of 1999. The second quarter of 2000 results were negatively impacted by approximately $3.2 million of non-recurring costs, primarily severance for former senior management. The second quarter of 1999 results were negatively impacted by the costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June 1999.

Basic loss per share for the thirteen weeks ended June 25, 2000, was $.17. Comparison to previous periods is not meaningful due to the Company's emergence from bankruptcy and the implementation of fresh start accounting.

Infant care operating profit was $3.7 million in the second quarter of 2000 compared to an operating loss of $4.4 million in the second quarter of 1999. Increased unit volume, improved product mix, lower manufacturing costs and lower selling, general and administrative costs contributed to the improved results. Second quarter operating profit was negatively impacted by approximately $3.2 million of non-recurring costs, primarily severance for former senior management. The second quarter of 1999 operating profit was negatively impacted by the costs associated with cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June 1999.

Feminine care and adult incontinence operating losses were $3.8 million in the second quarter of 2000 compared to an operating loss of $3.3 million in the second quarter of 1999. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses and expects these losses to continue near-term. The Company has developed a business plan for its feminine care and adult incontinence business. The Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan. While there can be no assurances, management believes that its investment in the feminine care and adult incontinence business is recoverable. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $131.7 million in the second quarter of 2000 compared to $117.8 million in the second quarter of 1999.

Infant care net sales increased 11.6 percent to $128.5 million in the second quarter of 2000 compared to $115.1 million in the second quarter of 1999. Unit sales increased 11.9 percent to 811 million units compared to 725 million units in the second quarter of 1999. The increase in net sales and units was due to a favorable product mix associated with the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs.

The Company anticipates higher volume during the second half of 2000 compared to 1999 due to the training pant product and destination store brand programs discussed above. In response to competitive initiatives, the Company intends to implement a package count change in the second half of 2000 which may result in an effective price increase. It is difficult to predict the timing and amount of the price increase to be realized.

Feminine care and adult incontinence sales increased to $3.2 million in the second quarter of 2000 compared to $2.8 million in the second quarter of 1999 due to the shipment of product to new customers.

COST OF SALES

Overall cost of sales in the second quarter of 2000 was $112.7 million compared to $103.4 million in the second quarter of 1999. As a percentage of net sales, cost of sales was 85.6 percent in the second quarter of 2000 compared to 87.8 percent in the second quarter of 1999.

Infant care cost of sales was $106.0 million in the second quarter of 2000 compared to $97.4 million in the second quarter of 1999. As a percentage of net sales, infant care cost of sales was 82.5 percent in the second quarter of 2000 compared to 84.6 percent in 1999. This decrease in costs as a percentage of sales was due to improved manufacturing efficiencies, lower plant overhead costs, the closure of the Brampton, Canada manufacturing facility during the second quarter of 1999 and lower depreciation costs. These favorable items were partially offset by higher pulp prices.

Infant care raw material prices, with the exception of pulp, were at lower price levels in the second quarter of 2000 compared to the second quarter of 1999. Pulp prices started to increase during the second half of 1999 and are expected to increase during the remainder of 2000. Pulp and oil based raw material prices are expected to increase during the remainder of 2000.

Infant care depreciation costs were $4.9 million in the second quarter of 2000 compared to $6.7 million in the second quarter of 1999. The decrease is partially due to lower asset values as a result of fresh start accounting.

Feminine care and adult incontinence cost of sales was $6.7 million in the second quarter of 2000 compared to $6.0 million in the second quarter of 1999. Overall cost of sales in this segment is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $18.1 million in the second quarter of 2000 compared to $19.7 million in the second quarter of 1999. As a percentage of net sales, these expenses were 13.8 percent in the second quarter of 2000 compared to 16.7 percent in 1999. The decrease in SG&A is primarily attributable to lower sales and marketing expenditures and information technology expenses which more than offset former senior management severance costs. Depreciation and amortization costs included in SG&A decreased to $.8 million in the second quarter of 2000 compared to $1.7 million in the second quarter of 1999. The decrease in depreciation and amortization is partially due to the elimination of goodwill through fresh start accounting. The Company will incur higher packaging artwork and development costs in the second half of 2000 due to the package count change discussed above.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million in the second quarter of 2000 compared to $.9 million in the second quarter of 1999.

INTEREST EXPENSE

Interest expense was $4.3 million in the second quarter of 2000 compared to $.1 million in the second quarter of 1999. The increase is due to interest costs associated with the New Notes bearing an annual interest rate of 11.25 percent and with borrowings under the Credit Facility. There were no borrowings under the DIP Credit Facility during the first quarter of 1999.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.4 million in the second quarter of 2000 compared to $.8 million in the second quarter of 1999. The increase in earnings reflects improved earnings at Paragon Mabesa International, S.A. de C.V.

BANKRUPTCY COSTS

There were no direct bankruptcy costs in the second quarter of 2000 compared to $2.5 million in the second quarter of 1999.

INCOME TAXES

Income tax benefits associated with domestic operating losses and deductible temporary differences for the periods presented have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. The Company has recorded a valuation allowance for substantially all deferred tax assets as the Company does not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

                      TWENTY-SIX WEEKS ENDED JUNE 25, 2000
                COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 27, 1999

RESULTS OF OPERATIONS

Net income of $112.0 million were reported in the first half of 2000 compared to a net loss of $15.6 million in the first half of 1999. Included in the results for the first half of 2000 was an extraordinary gain of $123.0 million associated with forgiveness of debt that resulted from the reorganization of the Company in accordance with the Plan. Increased unit volume, improved product mix, reduced manufacturing and selling, general and administrative costs all contributed to the operating improvement compared to the first half of 1999. The first half of 2000 results were negatively impacted by approximately $3.6 million of non-recurring costs, primarily severance for former senior management. The first half of 1999 results were negatively impacted by costs associated with price concessions made to export customers to address product acceptance issues and the cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June 1999. Included in the first half of 2000 results are bankruptcy costs of $10.4 million compared to $4.5 million in the first half of 1999.

Basic and diluted income per share for the twenty-six weeks ended June 25, 2000, was $9.38. Comparison to other periods is not meaningful due to the Company's emergence from bankruptcy and the related extraordinary gain.

Infant care operating profit was $10.4 million in the first half of 2000 compared to an operating loss of $6.9 million in the first half of 1999. Increased unit volume, improved product mix, lower manufacturing costs and lower selling, general and administrative costs contributed to the improved results. First half infant care operating profit was negatively impacted by approximately $3.6 million of non-recurring costs, primarily severance costs for former senior management. The first half of 1999 results were negatively impacted by the costs associated with price concessions made to export customers to address product acceptance issues and the cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June 1999.

Feminine care and adult incontinence operating losses were $6.8 million in the first half of 2000 compared to an operating loss of $6.6 million in the first half of 1999. Losses are expected to continue until volume is significantly increased to absorb existing manufacturing capacity.

The Company experienced greater than anticipated operating losses in its feminine care and adult incontinence businesses and expects these losses to continue near-term. The Company has developed a business plan for its feminine care and adult incontinence business. The Company has not recorded any adjustments in its financial statements relating to the recoverability of the operating assets of the feminine care and adult incontinence business. The

Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan. While there can be no assurances, management believes that its investment in the feminine care and adult incontinence business is recoverable. See "RISKS AND UNCERTAINTIES" herein.

NET SALES

Overall net sales were $260.8 million in the first half 2000 compared to $244.1million in the first half 1999.

Infant care net sales increased 6.5 percent to $254.0 million in the first half of 2000 compared to $238.4 million in the first half of 1999. Unit sales increased 4.2 percent to 1,602 million units compared to 1,538 million units in the first half of 1999. The increase in net sales and units was due to a favorable product mix associated with the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs.

Feminine care and adult incontinence sales increased to $6.8 million in the first half of 2000 compared to $5.6 million in the first half of 1999 due to the shipment of product to new customers.

COST OF SALES

Overall cost of sales in the first half of 2000 was $218.3 million compared to $212.9 million in the first half of 1999. As a percentage of net sales, cost of sales was 83.7 percent in the first half of 2000 compared to 87.2 percent in the first half of 1999.

Infant care cost of sales was $205.1 million in the first half of 2000 compared to $201.0 million in the first half of 1999. As a percentage of net sales, infant care cost of sales was 80.7 percent in the first half of 2000 compared to
84.3 percent in first half of 1999. This decrease in costs as a percentage of sales was due to improved manufacturing efficiencies, lower plant overhead costs, the closure of the Brampton, Canada manufacturing facility during the second quarter of 1999 and lower depreciation costs. These favorable items were partially offset by higher pulp prices.

Infant care raw material prices, with the exception of pulp, were at lower price levels in the first half of 2000 compared to the first half of 1999.

Infant care depreciation costs were $9.9 million in the first half of 2000 compared to $12.5 million in first half of 1999. The decrease is partially due to lower asset values as a result of fresh start accounting.

Feminine care and adult incontinence cost of sales was $13.2 million for the first half of 2000 compared to $11.9 million in the first half of 1999. Overall cost of sales in this segment is expected to remain greater than net sales until volume is significantly increased to absorb existing manufacturing capacity. See "RISKS AND UNCERTAINTIES" herein.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $37.0 million in the first half of 2000 compared to $41.2 million in the first half of 1999. As a percentage of net sales, these expenses were 14.2 percent in the first half of 2000 compared to 16.9 percent in 1999. The decrease in SG&A is primarily attributable to lower sales and marketing expenditures and information technology expenses which more than offset former senior management severance costs. Depreciation and amortization costs included in SG&A decreased to $1.7 million in the second quarter of 2000 compared to $3.5 million in the first half of 1999. The decrease in depreciation and amortization is partially due to the elimination of goodwill through fresh start accounting.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.0 million in the first half of 2000 compared to $1.9 million in the first half of 1999.

INTEREST EXPENSE

Interest expense was $7.2 million in the first half of 2000 compared to $.2 million in the first half of 1999. The increase is due to interest costs associated with the New Notes bearing an annual interest rate of 11.25 percent and with borrowings under the Credit Facility. There were no borrowings under the DIP Credit Facility during the first half of 1999.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.7 million in the first half of 2000 compared to $1.1 million in the first half of 1999. The increase in earnings reflects improved earnings at Paragon Mabesa International, S.A. de C.V.

BANKRUPTCY COSTS

Bankruptcy costs were $10.4 million in the first half of 2000 compared to $4.5 million in the first half of 1999. The increase in costs was primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees.

EXTRAORDINARY GAIN FROM DISCHARGE OF DEBT

During the period ending January 28, 2000, an extraordinary gain of $123.0 million was recorded for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's plan of reorganization.

INCOME TAXES

Income tax benefits associated with domestic operating losses and deductible temporary differences for the periods presented have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. The Company has recorded a valuation allowance for substantially all deferred tax assets as the Company does not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

On a pro forma basis, the cash flows for the twenty-one weeks ended June 25, 2000, (Successor Company) and the five weeks ended January 28, 2000, (Predecessor Company) have been combined for purposes of comparison to the twenty-six weeks ended June 27, 1999.

During the first half of 2000, cash flow from net income (loss) excluding non-cash charges was a negative $1.3 million compared to a positive $1.5 million in the first half of 1999. Despite improved operating results, the decrease in cash flow was caused by the $10.3 million of costs associated with the exit from bankruptcy.

During the first half of 2000, cash flow was positively impacted by a $10.5 million reduction in accounts receivable, inventories and prepaid expenses. The positive cash flow was partially offset by a decrease in accounts payable and checks issued but not cleared.

Cash flow was also positively impacted by $2.3 million of proceeds from property and equipment sales and $3.4 million in scheduled repayments of advances to an unconsolidated subsidiary.

Capital expenditures were $5.4 million for the first half of 2000 compared to capital expenditures of $13.6 million, including approximately $1.5 million of computer software and consulting costs for the first half of 1999. Capital spending is expected to be approximately $32.0 million during 2000 which the Company expects will be funded through a combination of internally generated funds, cash on hand and borrowings under the Credit Facility.

Cash produced from operations and cash and cash equivalents supported an additional investment of $1.2 million in the Company's Goodbaby joint venture in China during the first quarter of 2000.

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

On January 28, 2000, the Company borrowed approximately $15.0 million to consummate the Plan which was primarily used to extinguish $13.0 million in pre-petition liabilities subject to compromise. As of June 25, 2000, the Company had an aggregate of $5.1 million in letters of credit under the Credit Facility and no direct borrowings.

In connection with the Chapter 11 filing, on January 30, 1998, the Bankruptcy Court entered a Final Order approving the DIP Credit Facility as provided under the Revolving Credit and Guarantee Agreement dated as of January 7, 1998, among the Company, as Borrower, certain subsidiaries of the Company, as guarantors, and a bank group led by The Chase Manhattan Bank ("Chase"). Pursuant to the terms of the DIP Credit Facility, as amended and restated as of June 14, 1999, Chase and a syndicate of banks made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $75.0 million. The Company's maximum borrowing under the DIP Credit Facility could not exceed the lesser of $75.0 million or an available amount as determined by a borrowing base formulation. The borrowing base formulation was comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility had a sublimit of $10.0 million for the issuance of letters of credit. The DIP Credit Facility expired on January 28, 2000, in accordance with its terms and was replaced with the Credit Facility.

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($46.1 million) and operating loss carryforwards ("NOLs") ($28.9 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $223.4 million in future taxable income. Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. The Company currently has fully reserved its net deferred tax asset of $86.0 million. See "--INCOME TAXES."

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

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company has changed to a new SAP for its diapers and training pants which exhibits certain performance characteristics.("the SAP Safe Harbor"). The Company has encountered increased product costs due to the increased price and usage of new SAP within the SAP Safe Harbor. The Company cannot predict at this time whether or when the added costs will be fully offset.

PRICING. Price increases are needed to fully offset the added royalty cost being incurred by the Company pursuant to the P&G and K-C settlements described above. The Company expects to implement an effective price increase as a result of a package count change that the Company intends to implement in the second half of 2000. Should the Company not be able to realize future price increases, its margins are expected to continue to be negatively impacted.

REALIZATION  OF  INVESTMENT IN FEMININE  CARE AND ADULT  INCONTINENCE  BUSINESS.
Given the slow start-up of the feminine care and adult incontinence business, which was exacerbated by the Company's Chapter 11 filing, and given the resulting feminine care and adult incontinence losses, the Company's ability to recover its investment in such business is highly uncertain. The Company's ability to recover its investment is dependent upon the successful execution of the Company's feminine care and adult incontinence business plan. While there can be no assurances, management believes that its investment in the feminine care and adult incontinence business is recoverable.

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

The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact which Issue 00-14 may have on the reported amount of sales.

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

On February 2, 1999, the Company entered into a Settlement Agreement with P&G which fully and finally settled all matters related to the Delaware Judgment, the Company's appeal of the Delaware Judgment, P&G's motion to find the Company in contempt of the Delaware Judgment and P&G's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The P&G Approval Order was issued on August 6, 1999. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, - with respect to certain of the patents asserted by P&G in its proof of claim, including those asserted in the Delaware action. The U.S. and Canadian patent rights licensed by the Company permitted the Company to convert to a dual cuff baby diaper design.

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

On March 19, 1999, the Company entered into a Settlement Agreement with K-C which fully and finally settled all matters related to the Texas action, including the Company's counterclaims, and K-C's proof of claim filed in the Company's Chapter 11 reorganization proceeding. The K-C Approval Order was issued by the Bankruptcy Court on August 6, 1999. As a part of the settlement, the Company entered into License Agreements for the U.S. and Canada, - with respect to the patents asserted by K-C in the Texas action. The patent rights licensed by the Company from K-C permitted the Company to convert to a dual cuff diaper design.

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

As a part of the K-C License Agreement, K-C has agreed not to sue the Company on two of K-C's patents related to the use of Super Absorbent Polymer ("SAP") in diapers and training pants, so long as the Company uses SAP which exhibits certain performance characteristics (the "SAP Safe Harbor"). The Company has encountered increased product costs due to the increased price and usage of the new SAP within the SAP Safe Harbor. The Company cannot predict at this time whether or when the added costs will be fully offset.

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

On or about November 15, 1999, the Company and the Creditors' Committee, as co-proponents, filed the Plan and Disclosure Statement with the Bankruptcy Court. The Plan incorporated the Wellspring Transaction. By order dated November 18, 1999, the Bankruptcy Court approved the Disclosure Statement. At such time, the Bankruptcy Court also approved certain voting procedures and established January 7, 2000, as the voting deadline for the Plan and January 13,

2000, as the date for a hearing to consider confirmation of the Plan. A confirmation hearing was held by the Bankruptcy Court on January 13, 2000. By Order dated January 13, 2000, the Bankruptcy Court confirmed the Plan.

On January 28, 2000, Paragon was reorganized pursuant to the Plan through the consummation of the Wellspring Transaction. As contemplated under the Plan, the Equity Committee has withdrawn with prejudice its appeals of the P&G Approval Order and the K-C Approval Order.

On January 28, 2000, the Company entered into the Credit Facility with a bank group led by Citicorp. This facility is designed to supplement the Company's cash on hand and operating cash flow. As of June 25, 2000, there was an aggregate of $5.1 million in letters of credit under the Credit Facility and no direct borrowings. The Credit Facility contains customary financial covenants.

Legal fees and costs in connection with the Chapter 11 reorganization proceeding were significant.

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C Worldwide") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a patent related to a disposable absorbent garment with a registered graphic. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. On July 31, 2000, the Company and K-C Worldwide executed a settlement agreement. The Company believes that the terms and conditions of the settlement agreement will not have a material business or financial impact on the Company.

OTHER - The Company is also a party to other legal proceedings generally incidental to its activities. Although the final outcome of any legal proceeding or dispute is subject to a great many variables and cannot be predicted with any degree of certainty, the Company presently believes that any ultimate liability resulting from any or all legal proceedings or disputes to which it is a party will not have a material adverse effect on its financial condition or results of operations.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits


         EXHIBIT                 DESCRIPTION
         -------                 -----------

         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(1)

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000(1)

         Exhibit 4.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                                 3.1)

         Exhibit 10.1            Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and
                                 Paragon Trade Brands, Inc.(2)

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon Trade Brands, Inc.(2)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands, Inc.(2)


         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands,
                                 Inc.(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon Trade Brands, Inc. dated as of
                                 October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of May 4, 2000, between Paragon Trade Brands, Inc. and
                                 Michael T. Riordan

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Bobby V. Abraham(4)

         Exhibit 10.9*           Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade
                                 Brands, Inc., dated as of May 5, 2000.

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 David W. Cole(4)

         Exhibit 10.11*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Alan J. Cyron(4)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Arrigo D. (Rick) Jezzi(4)

         Exhibit 10.13*          Employment agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Robert E. McClain(4)

         Exhibit 10.14*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Catherine O. Hasbrouck(4)

         Exhibit 10.15*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Kevin P. Higgins(4)

         Exhibit 10.16*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(4)

         Exhibit 10.17*          Paragon Trade Brands, Inc. Stock Option Plan(1)

         Exhibit 10.17.1*        Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors(13)

         Exhibit 10.18           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger(1)

         Exhibit 10.18.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent(1)

         Exhibit 10.19           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(2)

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

         Exhibit 10.21**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(6)


         Exhibit 10.22**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(7)

         Exhibit 10.23           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.24           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(9)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.27           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.29           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc. 9)

         Exhibit 10.30           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.31           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc. Trade
                                 Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.32           Modified Second Amended Plan of Reorganization(10)

         Exhibit 10.33           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(11)

         Exhibit 10.34           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.35           Registration Rights Agreement Among Paragon Trade Brands, Inc. Trade Brands, Inc., PTB
                                 Acquisition Company, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and
                                 Certain Other Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.36           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(12)

         Exhibit 10.37           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(12)

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

(12)     Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.

(13)     Incorporated  by reference  from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 26,
         2000.


(b)      Reports on Form 8-K

DOCUMENT                             DATE                          ITEM
--------                             ----                          ----
Report on Form 8-K                   April 19, 2000                4
Report on Form 8-K/A                 April 25, 2000                4

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PARAGON TRADE BRANDS, INC.



                                                     By  /S/ ALAN J. CYRON
                                                         -----------------------
                                                         Alan J. Cyron
                                                         Chief Financial Officer

August 4, 2000

                                  EXHIBIT INDEX

         EXHIBIT                 DESCRIPTION
         -------                 -----------
         Exhibit 3.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(1)

         Exhibit 3.2             Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                                 2000(1)

         Exhibit 4.1             Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (see Exhibit
                                 3.1)

         Exhibit 10.1            Asset Transfer Agreement, dated as of January 26, 1993, by and between Weyerhaeuser and
                                 Paragon Trade Brands, Inc.(2)

         Exhibit 10.2            Intellectual Property Agreement, dated as of February 2, 1993, between
                                 Weyerhaeuser and Paragon Trade Brands, Inc.(2)

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands, Inc.(2)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands,
                                 Inc.(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon Trade Brands, Inc. dated as of
                                 October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of May 4, 2000, between Paragon Trade Brands, Inc. and
                                 Michael T. Riordan

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Bobby V. Abraham(4)

         Exhibit 10.9*           Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade
                                 Brands, Inc., dated as of May 5, 2000.

         Exhibit 10.10*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 David W. Cole(4)

         Exhibit 10.11*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Alan J. Cyron(4)

         Exhibit 10.12*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Arrigo D. (Rick) Jezzi(4)

         Exhibit 10.13*          Employment agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Robert E. McClain(4)

         Exhibit 10.14*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Catherine O. Hasbrouck(4)

         Exhibit 10.15*          Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Kevin P. Higgins(4)


         Exhibit 10.16*          Paragon Trade Brands, Inc. Confirmation Retention Plan for Top Eight Executives and Summary
                                 Plan Description(4)

         Exhibit 10.17*          Paragon Trade Brands, Inc. Stock Option Plan(1)

         Exhibit 10.17.1*        Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors(13)

         Exhibit 10.18           Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower
                                 and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and
                                 Salomon Smith Barney as Arranger(1)

         Exhibit 10.18.1         Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc.
                                 and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as
                                 Administrative Agent(1)

         Exhibit 10.19           Indemnification Agreements, dated as of February 2, 1993, between Weyerhaeuser and Bobby V.
                                 Abraham and Gary M. Arnts(2)

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

         Exhibit 10.21**         Sales Contract, dated as of January 30, 1996, between Hoechst Celanese Corporation and
                                 Paragon Trade Brands, Inc.(6)

         Exhibit 10.22**         Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade
                                 Brands, Inc.(7)

         Exhibit 10.23           Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc.,
                                 dated as of October 1, 1996(8)

         Exhibit 10.24           Settlement Agreement, dated as of February 2, 1999 between Paragon Trade Brands, Inc. and
                                 The Procter & Gamble Company(9)

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.27           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.29           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc. 9)

         Exhibit 10.30           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.31           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc. Trade
                                 Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.32           Modified Second Amended Plan of Reorganization(10)


         Exhibit 10.33           Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade
                                 Brands, Inc., dated as of November 16, 1999(11)

         Exhibit 10.34           Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.35           Registration Rights Agreement Among Paragon Trade Brands, Inc. Trade Brands, Inc., PTB
                                 Acquisition Company, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and
                                 Certain Other Shareholders, dated as of January 28, 2000(1)

         Exhibit 10.36           Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January
                                 28, 2000(12)

         Exhibit 10.37           First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005,
                                 dated as of January 28, 2000(12)

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

(1)      Incorporated  by reference  from ParagonTrade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended  December
         26, 1999.

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

(12)     Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.

(13)     Incorporated  by reference  from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 26,
         2000.