Form 10-Q
period 2000-09-24
PARAGON TRADE BRANDS INC
filed 2000-11-03
CIK 889429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the thirteen week period ended September 24, 2000

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(D)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     91-1554663
 ---------------------------------              -------------------------------
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

The number of shares outstanding of the registrant's common stock was 11,996,300 shares ($.01 par value) as of September 24, 2000.

                                                                          Page 1
                                                        Exhibit Index on Page 37

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q FILING
              FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 24, 2000

                                                                                                           PAGE NO.
                                                                                                           --------
                                         PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations                                    3
                           Condensed Consolidated Balance Sheets                                              5
                           Condensed Consolidated Statements of Cash Flows                                    6
                           Condensed Consolidated Statements of Changes in                                    8
                             Shareholders' Equity (Deficit)
                           Notes to Condensed Financial Statements                                            9

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                  21
                  Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                  30

                                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           30
Item 2.           Changes in Securities                                                                (not applicable)
Item 3            Defaults Upon Senior Securities                                                             31
Item 4.           Submission of Matters to a Vote of Security Holders                                  (not applicable)
Item 5.           Other Information                                                                    (not applicable)
Item 6.           Exhibits and Reports on Form 8-K                                                            32

                  Signature Page                                                                              36

                  Exhibit Index                                                                               37

                  Exhibits                                                                                    41

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                             --------------    --------------   --------------    ---------------------------------
                                                Thirteen          Thirteen        Thirty-Four           Five           Thirty-Nine
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
                                             Sept. 24, 2000    Sept. 26, 1999   Sept. 24, 2000    January 28, 2000   Sept. 26, 1999
                                             --------------    --------------   --------------    ----------------- ---------------
Sales, net of discounts and allowances....   $      135,770   $      125,031    $      340,372   $        49,422     $      363,476
Cost of sales.............................          108,640          103,487           273,639            40,076            304,521
                                             --------------    -------------    --------------    --------------     --------------
Gross profit..............................           27,130           21,544            66,733             9,346             58,955
Selling, general and administrative
     expense..............................           18,416           20,578            48,969             6,028             61,405
Research and development expenses.........            1,231              840             2,919               313              2,783
Manufacturing operation closing costs.....                -               36                 -                 -              1,527
                                             --------------    -------------    --------------    --------------     --------------
Operating profit (loss)...................            7,483               90            14,845             3,005             (6,760)
Equity in earnings (loss) of unconsolidated
     subsidiaries.........................               91               (4)            1,805                 -              1,116
Interest expense(1).......................            4,631               95            11,788                75                304
Other income, net.........................              907            1,007             1,832                97              2,000
                                             --------------    -------------    --------------    --------------     --------------
Earnings (loss) from continuing operations
     before income taxes, bankruptcy
     costs and extraordinary item.........            3,850              998             6,694             3,027             (3,948)
Bankruptcy costs..........................                -            2,612                 -            10,399              7,076
Provision for (benefit from) income taxes.               76               18              (133)             (100)              (325)
                                             --------------    -------------    --------------    --------------     --------------
Earnings (loss) from continuing operations
     before extraordinary item............            3,774           (1,632)            6,827            (7,272)           (10,699)
Loss from discontinued operations -
     net of income taxes..................           18,887            3,603            24,503             1,195             10,140
                                             --------------    -------------    --------------    --------------     --------------
Loss before extraordinary item............          (15,113)          (5,235)          (17,676)           (8,467)           (20,839)
Extraordinary item - gain from discharge
     of debt..............................                -                -                 -           123,043                  -
                                            ---------------  ---------------   ---------------  ----------------    ---------------
Net (loss) earnings ......................   $      (15,113)  $       (5,235)   $      (17,676)  $       114,576     $      (20,839)
                                            ===============  ================  ===============  ================    ===============


(Loss) earnings per common share - basic

Earnings (loss) from continuing
     operations.                                        .31            (.14)               .57             (.61)              (.90)
Loss from discontinued operations.........           (1.57)            (.30)            (2.05)             (.10)              (.85)
                                            ---------------  ---------------   ---------------  ----------------    ---------------
Earnings (loss) per common share -
     before extraordinary item............           (1.26)            (.44)            (1.48)             (.71)             (1.74)
Extraordinary item........................                -                -                 -             10.30                 -
                                            ---------------   ---------------   ---------------  ----------------    --------------
Net (loss) earnings per common share......   $       (1.26)   $        (.44)    $       (1.48)   $          9.59     $       (1.74)
                                            ===============   ===============   ===============  ================    ==============






                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                             --------------    --------------   --------------    ---------------------------------
                                                Thirteen          Thirteen        Thirty-Four           Five           Thirty-Nine
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
                                             Sept. 24, 2000    Sept. 26, 1999   Sept. 24, 2000    January 28, 2000   Sept. 26, 1999
                                             --------------    --------------   --------------    ----------------- ---------------

(Loss) earnings per common share -
     diluted:

Earnings (loss) from continuing
     operations...........................              .31            (.14)               .57             (.61)              (.90)
Loss from discontinued operations.........           (1.57)            (.30)            (2.05)             (.10)              (.85)
                                            ---------------  ---------------   ---------------  ----------------    ---------------
Earnings (loss) per common share -
     before discontinued extraordinary
     item.................................           (1.25)            (.44)   $        (1.48)             (.71)             (1.74)
Extraordinary item........................                -                -                 -             10.30                  -
                                            ---------------  ---------------   ---------------  ----------------    ---------------
Net (loss) earnings per common share......   $       (1.25)   $        (.44)    $       (1.48)   $          9.59     $       (1.74)
                                            ===============  ===============   ===============  ================    ===============

----------
(1)  Contractual interest                    $            -   $        1,393    $            -   $           569     $        4,055
                                            ===============  ===============   ===============  ================    ===============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                    (NOTE 2)

                                                                                          Successor                 Predecessor
                                                                                           Company                    Company
                                                                                   ---------------------     ---------------------
                                                                                      September 24, 2000         December 26, 1999
                                                                                   ---------------------     ---------------------
                                                                                         (Unaudited)

ASSETS
Cash and cash equivalents....................................................           $        9,311            $       11,657
Receivables..................................................................                   83,763                    84,084
Inventories..................................................................                   36,372                    40,086
Current portion of deferred income taxes.....................................                      846                     5,557
Prepaid expenses.............................................................                    2,470                     2,729
Current assets of discontinued operations....................................                    5,396                    11,594
                                                                                   -------------------       -------------------
     Total current assets....................................................                  138,158                   155,707
Property and equipment.......................................................                   73,986                    84,904
Construction in progress.....................................................                    7,969                     5,988
Assets held for sale.........................................................                    2,261                     2,312
Investment in unconsolidated subsidiary, at cost.............................                   20,911                    22,929
Investment in and advances to unconsolidated subsidiaries, at equity.........                   72,322                    56,215
Goodwill ....................................................................                        -                    30,900
Other assets.................................................................                    8,607                    11,290
Non-current assets of discontinued operations................................                   12,000                    30,275
                                                                                   -------------------       -------------------
     Total assets............................................................           $      336,214            $      400,520
                                                                                   ===================       ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Checks issued but not cleared................................................           $        6,121            $        7,525
Accounts payable.............................................................                   34,701                    34,715
Accrued liabilities..........................................................                   44,121                    34,259
                                                                                   -------------------       -------------------
     Total current liabilities...............................................                   84,943                    76,499
Liabilities subject to compromise (Note 1)...................................                        -                   406,723
Long-term debt...............................................................                  146,000                         -
Deferred compensation........................................................                        -                       211
Deferred income taxes........................................................                      801                     6,904
                                                                                   -------------------       -------------------
     Total liabilities.......................................................                  231,744                   490,337


Commitments and contingencies (Notes 1 and 12)

Shareholders' equity (deficit):
Preferred stock:  (Predecessor Company) Authorized 10,000,000 shares,
     no shares issued, $.01 par value........................................                        -                         -
Preferred stock:  (Successor Company) Authorized 5,000,000 shares,
     no shares issued, $.01 par value........................................                        -                         -
Common stock:  (Predecessor Company) Authorized 25,000,000 shares,
     issued 0 and 12,388,464 shares, $.01 par value..........................                        -                       124
Common stock:  (Successor Company) Authorized 20,000,000 shares,
     issued 11,996,300 and 0 shares, $.01 par value..........................                      120                         -
Capital surplus..............................................................                  119,843                   143,736
Common stock warrants:  (Successor Company) Issued 625,821,
     exercisable at $18.91...................................................                    2,275                         -
Accumulated other comprehensive loss.........................................                      (92)                   (1,213)
Retained deficit.............................................................                  (17,676)                 (222,134)
Less:  Treasury stock:  (Predecessor Company) 438,750 shares, at cost........                        -                   (10,330)
                                                                                   -------------------       -------------------
     Total shareholders' equity (deficit)....................................                  104,470                   (89,817)
                                                                                   -------------------       -------------------
     Total liabilities and shareholders' equity (deficit)....................           $      336,214            $      400,520
                                                                                   ===================       ===================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 2)

                                                                               Successor                     Predecessor
                                                                                Company                        Company
                                                                          ------------------      ---------------------------------
                                                                              Thirty-Four               Five           Thirty-Nine
                                                                              Weeks Ended           Weeks Ended        Weeks Ended
                                                                            Sept. 24, 2000        January 28, 2000   Sept. 26, 1999
                                                                          ------------------     ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings (loss) from continuing operations before extraordinary
     item..........................................................        $          6,827      $       (7,272)    $       (10,699)
Adjustments to reconcile earnings (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.................................                  15,293               2,328              24,346
     Deferred income taxes.........................................                      83                 382                (132)
     Equity in earnings of unconsolidated subsidiaries, net of
         dividends.................................................                    (790)                  -                (482)
     Write-down of assets..........................................                     544                 173                (317)
Changes in operating assets and liabilities:
     Accounts receivable...........................................                  (6,563)             (4,039)               (274)
     Inventories and prepaid expenses..............................                   7,708              (1,934)             10,223
     Accounts payable..............................................                   3,227              (6,404)              5,786
     Checks issued but not cleared.................................                  (2,913)              1,509              (4,848)
     Prepetition reclamation payment authorized by court...........                       -                   -                (439)
     Liabilities subject to compromise.............................                       -             (13,032)                  -
     Accrued liabilities...........................................                   7,390               7,254              (3,449)
     Other.........................................................                   2,089                (429)             (2,442)
                                                                          -----------------     ---------------     ---------------
     Net cash provided by (used in) operating activities of
         continuing operations.....................................                  32,895             (21,464)             17,273
     Net cash used in operating activities of
         discontinued operations...................................                 (10,867)             (1,569)            (12,313)
                                                                          -----------------     ---------------     ---------------
     Net cash provided by (used in) operating activities...........                  22,028             (23,033)              4,960
                                                                          -----------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment............................                  (8,550)               (658)            (23,095)
Proceeds from sale of property and equipment.......................                   3,381                 104               6,373
Repayment of advance from unconsolidated subsidiary, at equity.....                   4,055                   -                   -
Investment in unconsolidated subsidiary, at cost...................                       -                   -                (186)
Investment in and advances to unconsolidated subsidiaries,
     at equity.....................................................                    (647)             (1,200)               (800)
Proceeds from sale of Changing Paradigms, Inc......................                       -                   -                 350
Other..............................................................                     145               1,570                  41
                                                                          -----------------     ---------------     ---------------
     Net cash used in investing activities of continuing
         operations................................................                  (1,616)               (184)            (17,317)
     Net cash used in investing activities of
         discontinued operations...................................                    (507)                (87)               (551)
                                                                          -----------------     ---------------     ---------------
     Net cash used in investing activities.........................                  (2,123)               (271)            (17,868)
                                                                          -----------------     ---------------     ---------------




CONTINUED ON NEXT PAGE.




                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                               Successor                     Predecessor
                                                                                Company                        Company
                                                                          ------------------      ---------------------------------
                                                                              Thirty-Four               Five           Thirty-Nine
                                                                              Weeks Ended           Weeks Ended        Weeks Ended
                                                                            Sept. 24, 2000        January 28, 2000   Sept. 26, 1999
                                                                          ------------------     ------------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility......................................                       -              15,000                   -
Repayments of credit facility......................................                 (15,000)                  -                   -
Sale of common stock...............................................                   1,053                   -                   -
                                                                          -----------------     ---------------     ---------------
     Net cash (used in) provided by financing activities...........                 (13,947)             15,000                   -
                                                                          -----------------     ---------------     ---------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS..............                   5,958              (8,304)            (12,908)
Cash and cash equivalents at beginning of period...................                   3,353              11,657              22,537
                                                                          -----------------     ---------------     ---------------
Cash and cash equivalents at end of period.........................        $          9,311      $        3,353      $        9,629
                                                                          =================     ===============     ===============



Cash paid (received) during the period for:
     Interest, net of amounts capitalized.........................         $          9,592      $          232      $          550
     Income taxes.................................................         $         (3,045)     $         (619)     $          470
     Bankruptcy costs.............................................         $          3,658      $       10,819      $        5,105


Supplemental non-cash disclosures:
     Settlement of liabilities subject to compromise..............         $              -      $     (393,691)     $            -
     Extinguishment of stock (Predecessor Company)................         $              -      $       24,918      $            -
     Issuance of stock/warrants (Successor Company)...............         $              -      $      121,185      $            -
     Issuance of senior subordinated notes........................         $              -      $      146,000      $            -


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 Accumulated
                                                                   Common           Other
                                        Common        Capital       Stock       Comprehensive       Retained        Treasury
                                         Stock        Surplus     Warrants         Income            Deficit          Stock
                                       --------    -----------    --------      -------------      ----------     -----------
BALANCE, December 26, 1999             $    124    $   143,736    $      -      $   (1,213)        $(222,134)     $  (10,330)
     Net Income                               -              -           -               -           114,576               -
     Translation adjustment                   -              -           -             159                 -               -
Effect of reorganization and
   fresh-start accounting:
     Extinguishment of stock
       (Predecessor Company)               (124)      (143,736)          -           1,054           107,558          10,330
     Issuance of  stock and
       warrants (Successor
       Company)                             119        118,791       2,275               -                 -            -  -
                                       --------    -----------    --------      -------------      ----------     -----------
BALANCE, January 28, 2000
(unaudited)                                 119        118,791       2,275               -                 -               -
     Net loss                                 -              -           -               -           (17,676)              -
     Issuance of common stock                 1          1,052           -               -                 -               -
     Translation adjustment                   -              -           -             (92)                -               -
                                       --------    -----------    --------      -------------      ----------     -----------
BALANCE, September 24, 2000
(unaudited)                            $    120     $  119,843    $  2,275      $      (92)        $ (17,676)     $        -
                                       ========    ===========    ========      =============      ==========     ===========




The following summarizes the changes in the number of shares of capital stock:

                                                                                    Common Stock
                                                           Common Stock               Warrants              Treasury Stock
                                                       ---------------------    --------------------    ----------------------
BALANCE, December 26, 1999                                    12,388,464                      -                  438,750
     Extinguishment of stock
       (Predecessor Company)                                 (12,388,464)                     -                 (438,750)
     Issuance of stock and warrants
       (Successor Company)                                    11,891,000                625,821                        -
                                                       ---------------------    --------------------    ----------------------
BALANCE, January 28, 2000 (unaudited)                         11,891,000                625,821                        -
     Issuance of common stock                                    105,300                      -                        -
                                                       ---------------------    --------------------    ----------------------
BALANCE, September 24, 2000 (unaudited)                       11,996,300                625,821                        -
                                                       =====================    ====================    ======================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 24, 2000
          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


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

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for cash of $115,200. This cash was paid directly to the creditors of the Predecessor Company. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The effect of the Plan on the Company's condensed consolidated balance sheet as of January 28, 2000, was as follows (unaudited):

                                            Predecessor            Adjustments                                        Successor
                                              Company               To Record                                          Company
                                           Balance Sheet             Plan of                  Fresh Start           Balance Sheet
                                          January 28, 2000         Confirmation              Adjustments(8)        January 28, 2000
                                        ------------------   ----------------------      ---------------------    ------------------
Current assets.......................    $         157,142    $     (16,478)(1)(2)(3)(5)  $           2,830        $         143,494
Property and equipment, net..........              122,878                -                         (11,372)                 111,506
Investments and advances to
     unconsolidated subsidiaries,
     at equity.......................               80,344                -                          14,030                   94,374
Goodwill ............................               30,749                -                         (30,749)                       -
Other assets.........................               10,243            1,224(2)                       (1,619)                   9,848
                                        ------------------   --------------              ------------------       ------------------
     Total assets....................    $         401,356    $     (15,254)              $         (26,880)       $         359,222
                                        ==================   ==============              ==================       ==================

Current liabilities..................    $          81,639    $        (921)(3)           $          (4,508)       $          76,210
Liabilities subject to compromise....              406,220         (406,220)(1)(4)(5)(6)                  -                        -
Long-term debt.......................                    -          161,000 (4)(5)                        -                  161,000
Other................................                2,684                -                          (1,857)                     827
                                        ------------------   --------------              ------------------       ------------------
     Total liabilities...............              490,543         (246,141)                         (6,365)                 238,037

Common stock.........................                  124               (5)(6)(7)                        -                      119
Capital surplus......................              143,736          (24,945)(6)(7)                        -                  118,791
Common stock warrants................                    -            2,275 (1)(6)                        -                    2,275
Foreign currency translation
     adjustments.....................               (1,055)               -                           1,055                        -
Accumulated deficit..................             (221,662)         243,232 (6)(7)                  (21,570)                       -
Treasury stock.......................              (10,330)          10,330 (7)                           -                        -
                                        ------------------   --------------              ------------------       ------------------
     Shareholders' equity (deficit)..              (89,187)         230,887                         (20,515)                 121,185
                                        ------------------   --------------              ------------------       ------------------
     Total liabilities and
         shareholders'
         equity (deficit)............    $         401,356   $      (15,254)             $          26,880         $         359,222
                                        ==================   ===============            ==================        ==================

----------
(1)      To record  reduction  of cash to pay  certain  liabilities  subject  to  compromise  and  reduction of certain  receivables that were  offset against liabilities subject to compromise.

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

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

BASIS OF PRESENTATION

The condensed  consolidated financial statements include the accounts of Paragon
Trade  Brands,   Inc.  and  its  wholly-owned   subsidiaries.   All  significant
intercompany transactions and accounts have been eliminated.

The accompanying condensed consolidated balance sheet as of December 26, 1999, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs, the discontinued operation and the extraordinary gain. The results of operations for the thirty-nine week period ending September 24, 2000 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached a consensus on Issue 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers under EITF Issue No. 99-19 "Reporting Revenue Gross as Principal versus Net as an Agent". Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not implemented the change and does not believe the adoption will have a material impact on the financial statements.

The Task Force also reached a consensus on Issue 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not implemented the change and does not believe the adoption will have a material impact on the financial statements.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3:           BANKRUPTCY COSTS

Bankruptcy costs were directly associated with the Company's Chapter 11 reorganization proceedings and consisted of the following:

                                                          Successor                          Predecessor
                                                           Company                             Company
                                                      ------------------      -----------------------------------------
                                                          Thirty-Four                Five                 Thirty-Nine
                                                          Weeks Ended            Weeks Ended              Weeks Ended
                                                        Sept. 24, 2000         January 28, 2000         Sept. 26, 1999
                                                      -----------------       ------------------       ----------------

Professional fees...............................       $              -        $          6,990         $         6,785
Employee confirmation bonuses...................                      -                   3,308                       -
Amortization of debtor-in-possession
     credit facility deferred financing costs...                      -                      50                     482
Other...........................................                      -                     125                      64
Interest income.................................                      -                     (74)                   (255)
                                                      -----------------       -----------------        ----------------
Bankruptcy costs                                       $              -        $         10,399         $         7,076
                                                      =================       =================        ================


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

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($50,400) and operating loss carryforwards ("NOLs") ($29,100). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax assets, the Company needs to generate approximately $250,900 in future taxable income.
Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6,800. The Company currently has fully reserved its net deferred tax asset of $96,600.

NOTE 5:           COMPREHENSIVE (LOSS) INCOME

The following are the components of comprehensive (loss) income:

                                                Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                             --------------    --------------   --------------    ---------------------------------
                                                Thirteen          Thirteen        Thirty-Four           Five           Thirty-Nine
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
                                             Sept. 24, 2000    Sept. 26, 1999   Sept. 24, 2000    January 28, 2000   Sept. 26, 1999
                                             --------------    --------------   --------------    ----------------   --------------
Net (loss) income ........................    $     (15,113)    $     (5,235)    $    (17,676)     $       114,576    $     (20,839)
Foreign currency translation adjustment...               17               (1)            (251)                 159              614
                                             --------------    -------------    -------------     ----------------   --------------
Comprehensive (loss) income ..............    $     (15,096)    $     (5,236)    $    (17,927)     $       114,735    $     (20,225)
                                             ==============    =============    =============     ================   ==============

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6:           RECEIVABLES

Receivables consist of the following:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                       September 24, 2000         December 26, 1999
                                                                                    ----------------------    ----------------------
Accounts receivable - trade..................................................            $          67,545         $         66,181
Current portion of advances to unconsolidated subsidiary, at equity..........                       11,685                   11,059
Other receivables............................................................                       13,326                   20,643
                                                                                    ----------------------    ---------------------
                                                                                                    92,556                   97,883
Less:  Allowance for doubtful accounts.......................................                       (8,793)                 (13,799)
                                                                                    ----------------------    ---------------------
Net receivables..............................................................            $          83,763         $         84,084
                                                                                    ======================    =====================


NOTE 7:           INVENTORIES

Inventories consist of the following:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                       September 24, 2000         December 26, 1999
                                                                                    ----------------------    ----------------------
LIFO:
     Raw materials - pulp....................................................            $             207         $             40
     Finished goods..........................................................                       21,478                   22,068
FIFO:
     Raw materials - other...................................................                        4,091                    5,754
     Materials and supplies..................................................                       15,835                   17,777
                                                                                    ----------------------    ---------------------
                                                                                                    41,611                   45,639
     Reserve for excess and obsolete items...................................                       (5,239)                  (5,553)
                                                                                    ----------------------    ---------------------
Net inventories..............................................................            $          36,372         $         40,086
                                                                                    ======================    =====================


NOTE 8:       PROPERTY AND EQUIPMENT

Property and equipment, at cost, are as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                       September 24, 2000         December 26, 1999
                                                                                    ----------------------    ----------------------
Land                                                                                     $           2,308         $          2,836
Buildings and improvements...................................................                       13,036                   29,845
Machinery and equipment......................................................                       74,770                  218,443
                                                                                    ----------------------    ---------------------
                                                                                                    90,114                  251,124
Less:  Allowance for depreciation............................................                      (16,128)                (166,220)
                                                                                    ----------------------    ---------------------
Net property and equipment...................................................            $          73,986         $         84,904
                                                                                    ======================    =====================

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9:           ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                       September 24, 2000         December 26, 1999
                                                                                    ----------------------    ----------------------
Payroll - wages and salaries, incentive awards, retirement,
     vacation and severance pay..............................................            $           9,995         $          8,369
     vacation and severance pay..............................................
Coupons and promotions.......................................................                        9,197                    8,214
Royalties....................................................................                       11,853                    8,225
Interest ....................................................................                        2,527                        -
Reserve for discontinued operations .........................................                        4,650                        -
Other .......................................................................                        5,899                    9,451
                                                                                    ----------------------    ---------------------
Total........................................................................            $          44,121         $         34,259
                                                                                    ======================    =====================


NOTE 10:          LONG-TERM DEBT

Long-term debt is as follows:

                                                                                           Successor                 Predecessor
                                                                                            Company                    Company
                                                                                    ----------------------    ----------------------
                                                                                       September 24, 2000         December 26, 1999
                                                                                    ----------------------    ----------------------
11.25% Senior subordinated notes due 2005....................................            $         146,000         $              -
                                                                                    ======================    =====================


Senior  Subordinated  Notes. On January 28, 2000, the Company issued $146,000 of
11.25 percent senior subordinated notes due 2005 as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates. The Company is current on its interest payments and has not elected to pay interest in kind.

Credit Facility. On January 28, 2000, the Company and certain subsidiaries of the Company, as guarantors, entered into a three-year $95,000 financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. ("Citicorp"). The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The Credit Facility has a sub-limit of $15,000 for the issuance of letters of credit. The Credit Facility contains customary financial covenants. As of September 24, 2000, there was an aggregate of $4,489 in letters of credit issued under the Credit Facility and no direct borrowings.

See "PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - RISKS AND UNCERTAINTIES".

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11:          EARNINGS (LOSS) PER COMMON SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share from continuing operations:

                                                Successor       Predecessor        Successor                 Predecessor
                                                 Company          Company           Company                    Company
                                             --------------    --------------   --------------    ---------------------------------
                                                Thirteen          Thirteen        Thirty-Four           Five           Thirty-Nine
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
                                             Sept. 24, 2000    Sept. 26, 1999   Sept. 24, 2000    January 28, 2000   Sept. 26, 1999
                                             --------------    --------------   --------------    ----------------- ---------------
Earnings (loss) from continuing operations.   $       3,774     $      (1,632)   $       6,827     $        (7,272)   $     (10,699)
                                             ==============    ==============   ==============    =================  ==============

Weighted average number of common
     shares used in basic EPS (000's)......          11,996            11,950           11,961              11,950           11,949

Effect of dilutive securities:
     stock options (000's).................              61                 -               20                   -                -
                                              -------------     -------------   --------------     ---------------     ------------

Weighted average number of common
      shares and potentially dilutive
      securities  (000's)..................          12,057            11,950           11,981              11,950           11,949
                                             ==============    ==============   ==============    ================    =============


Basic earnings (loss) per common share.....   $         .31     $        (.14)   $         .57     $          (.61)     $      (.90)
                                             ==============    ==============   ==============    ================    =============
Diluted earnings (loss) per common share...   $         .31     $        (.14)   $         .57     $          (.61)     $      (.90)
                                             ==============    ==============   ==============    ================    =============



Common stock warrants and options during the thirteen and thirty-nine weeks ended September 26, 1999 and the five weeks ended January 28, 2000 were not included in the calculation of diluted earnings per share because the warrants' and options' exercise prices were greater than the average market price of the common shares for the respective periods.

The options and warrants outstanding during the thirteen and thirty-nine weeks ended September 26, 1999 and the five weeks ended January 28, 2000 were anti-dilutive.

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

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C Worldwide") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a patent related to a disposable absorbent garment with a registered graphic. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. On July 31, 2000, the Company and K-C Worldwide executed a settlement agreement. The Company believes that the terms and conditions of the settlement agreement do not have a material business or financial impact on the Company and have been reflected in the year to date financial statements.

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

As of September 24, 2000, there was an aggregate of $4,489 in letters of credit issued under the Credit Facility and no direct borrowings. See "PART I, ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS - RISKS AND UNCERTAINTIES " herein.

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE  14:     SEGMENT REPORTING

The Company in the past has operated principally in two segments which were organized based on the nature of the products sold: (I) infant care and (ii) feminine care and adult incontinence pad-oriented products. The Company on August 10, 2000 decided to exit the feminine care and adult incontinence segment. The Company plans to source and distribute other non-pad adult products in the future. The change has been accounted for as a discontinued operation as of September 24, 2000.

NOTE  15:     DISCONTINUED OPERATION

On August 10, 2000, the Company made a decision to concentrate on its core infant care business with the intent to sell its Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as the Company continues to work towards liquidating the assets of the segment. The Company expects to cease manufacturing operations in October 2000 with continued inventory shipments until approximately December 2000. The condensed consolidated financial statements of the Company for all periods presented have been restated to reflect the discontinued operations. Assets of the discontinued operation have been reflected in the condensed consolidated balance sheets as current or non-current based on the nature of the amounts. No liabilities are anticipated to be assumed by a third party and therefore they are reflected in continuing operations.

The following is a summary of the assets of the discontinued operations presented in thousands:

                                                              Successor                Predecessor
                                                               Company                   Company
                                                         ----------------------     ---------------------
                                                           September 24, 2000         December 26, 1999
                                                         ----------------------     ---------------------
Cash and short-term investments.....................         $                9         $              28
Receivables.........................................                      2,174                     1,892
Inventories - net...................................                      2,437                     8,658
Prepaid expenses....................................                        776                     1,016
                                                         ----------------------     ---------------------
Current assets of discontinued operations...........                      5,396                    11,594
                                                         ======================     =====================

Property and equipment..............................                     11,982                    30,270
Other...............................................                         18                         5
Non-current assets of discontinued
   operations.......................................         $           12,000         $          30,275
                                                         ======================     =====================


The Company reported a loss from operations of the discontinued segment, net of tax, for the thirteen weeks and thirty-nine weeks ending September 26, 1999 of $3,603 and $10,140, respectively. Net sales for discontinued operations for the thirteen and thirty-nine weeks were $3,476 and $9,123, respectively.

The Company for the thirteen weeks and thirty-nine weeks ending September 24, 2000 reported a loss from operations of the discontinued segment, net of taxes, of $18,887 and $25,698, respectively. Net sales in those same periods were $3,396 and $10,191, respectively. The balance of the losses was from operations of the discontinued segment in the respective periods prior to the measurement date. The charges are summarized below:

                   PARAGON TRADE BRANDS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Inventory write-down.......................................     $         5,650
Equipment write-down.......................................               5,600
Estimated operating losses from measurement date...........               3,228
Severance..................................................               1,250
Facility holding...........................................                 900
Equipment removal..........................................                 700
                                                              ------------------
Total loss on disposal.....................................     $        17,328
                                                              ==================

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

REORGANIZATION. On January 28, 2000, the Company emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for cash of $115.2 million. The cash was paid directly to the creditors of the Predecessor Company. See "PART II, ITEM 1:
LEGAL PROCEEDINGS."

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

RESULTS OF OPERATIONS

Effective January 28, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The condensed consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the thirty-four weeks ended September 24, 2000 (Post-Confirmation) have been combined with the five weeks ended January 28, 2000 (Pre-Confirmation) and then compared to the thirty-nine weeks ended September 26, 1999. Differences between periods due to fresh start accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. The table that follows has been updated to reflect the Company's discontinued operations for all periods presented.

                                                                      Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                                --------------------------------    -------------------------------
                                                                Sept. 24, 2000    Sept. 26, 1999    Sept. 24, 2000   Sept. 26, 1999
                                                                --------------    --------------    --------------   --------------

Sales, net of discounts and allowances..................        $      135,770     $    125,031     $    389,794      $     363,476
Cost of sales...........................................               108,640          103,487          313,715            304,521
                                                               ---------------    -------------    -------------     --------------
Gross profit............................................                27,130           21,544           76,079             58,955
Selling, general and administrative expense.............                18,416           20,578           54,997             61,405
Research and development expense........................                 1,231              840            3,232              2,783
Manufacturing operation closing costs...................                     -               36                -              1,527
                                                               ---------------    -------------    -------------     --------------
Operating profit (loss).................................                 7,483               90           17,850             (6,760)
Equity in earnings (loss) of unconsolidated subsidiaries                    91               (4)           1,805              1,116
Interest expense........................................                 4,631               95           11,863                304
Other income, net.......................................                   907            1,007            1,929              2,000
                                                               ---------------    -------------    -------------     --------------
Earnings (loss) from continuing operations before
      income taxes, bankruptcy costs and extraordinary
      item..............................................                 3,850              998            9,721             (3,948)
Bankruptcy costs........................................                     -            2,612           10,399              7,076
Provision for (benefit from) income taxes...............                    76               18             (233)              (325)
                                                               ---------------    -------------    --------------    ---------------
Earnings (loss) from continuing operations before
 ......extraordinary item................................                 3,774           (1,632)            (445)           (10,699)
Loss from discontinued operations - net of income taxes.                18,887            3,603           25,698             10,140
                                                               ---------------    -------------    -------------     --------------
Loss before extraordinary item..........................               (15,113)          (5,235)         (26,143)           (20,839)

Extraordinary item - gain from discharge of debt........                     -                -          123,043                  -
                                                               ---------------    -------------    -------------     --------------
Net (loss) earnings.....................................        $      (15,113)    $     (5,235)    $     96,900      $     (20,839)
                                                               ================   ==============   =============     ===============


               THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO
                    THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999

A net loss of $15.1 million was reported in the third quarter of 2000 compared to a net loss of $5.2 million in the third quarter of 1999.

The Company has historically operated in two segments consisting of (i) infant care absorbent products and (ii) feminine care and adult incontinence pad-oriented products. On August 10, 2000, the Board of Directors approved management's plan to discontinue operations in the feminine care and adult incontinence pad-oriented products segment. As a result, it is anticipated that the production facility located in Gaffney, South Carolina will be closed. The condensed consolidated financial statements of the Company have been restated for all periods presented to reflect the feminine care and adult incontinence pad-oriented products segment as a discontinued operation. The third quarter net loss includes an $18.9 million loss, net of taxes, for the discontinuance of this segment.

Earnings from continuing operations in the infant care segment were $3.8 million in the third quarter of 2000 compared to a loss of $1.6 million in the third quarter of 1999. Increased unit volume, improved product mix, reduced manufacturing and selling, general and administrative costs all contributed to the improvement compared to the third quarter of 1999. The third quarter results for 2000 were negatively impacted by approximately $2.0 million of non-recurring costs, primarily severance for former senior management. The third quarter of 1999 results were negatively impacted by $2.6 million in bankruptcy related costs.

Basic earnings per share from continuing operations for the thirteen weeks ended September 24, 2000, was $.31. Including the charges for the discontinued operation, the basic net loss per share was $1.26. On a fully diluted basis, the earnings per share from continuing operations were $.31. Net of charges for the discontinued operations, the fully diluted net loss per share was $1.25. Comparison to previous periods is not meaningful due to the Company's emergence from bankruptcy and the implementation of fresh start accounting in the first quarter of 2000.

NET SALES

With the feminine care and adult incontinence pad-oriented products segment being reported as a discontinued operation, the remaining infant care segment reported a net sales increase of 8.6 percent to $135.8 million in the third quarter of 2000 compared to $125.0 million in the third quarter of 1999. Unit sales increased 5.8 percent to 838 million units compared to 792 million units in the third quarter of 1999. The increase in net sales and units was due to a favorable product mix associated with the Company's training pant product and the launch of certain destination store brand product and marketing programs.

The Company anticipates higher volume during the fourth quarter of 2000 compared to 1999 due to the training pant product and destination store brand programs discussed above. In response to competitive initiatives, the Company has begun to implement a package count change which may result in an effective price increase. Management cannot predict whether competitive pricing pressures will negate a sustained price increase in certain accounts.

COST OF SALES

Infant care cost of sales was $108.6 million in the third quarter of 2000 compared to $103.5 million in the third quarter of 1999. As a percentage of net sales, infant care cost of sales was 80.0 percent in the third quarter of 2000 compared to 82.8 percent in the third quarter of 1999. This decrease in costs as a percentage of sales was due to improved manufacturing efficiencies, lower plant overhead costs, savings associated with the closure of the Brampton, Canada manufacturing facility during the second quarter of 1999, and lower depreciation costs. These favorable items were partially offset by higher pulp costs.

Infant care raw material costs, with the exception of pulp, were at lower cost levels in the third quarter of 2000 compared to the third quarter of 1999. Pulp costs started to increase during the second half of 1999 and are expected to increase during the remainder of 2000.

Infant care depreciation costs were $5.3 million in the third quarter of 2000 compared to $6.2 million in the third quarter of 1999. The decrease is partially due to lower asset values as a result of fresh start accounting.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $18.4 million in the third quarter of 2000 compared to $20.6 million in the third quarter of 1999. As a percentage of net sales, these expenses were 13.6 percent in the third quarter of 2000 compared to 16.5 percent in the third quarter of 1999. The decrease in SG&A is primarily attributable to lower sales and marketing and information technology expenses which more than offset former senior management severance costs. Depreciation and amortization costs included in SG&A decreased to $.8 million in the third quarter of 2000 compared to $2.2 million in the third quarter of 1999. The decrease in depreciation and amortization is predominately due to the elimination of goodwill through fresh start accounting and reduced amortization expense of the Company's enterprise software due to fresh start accounting and some of the assets becoming fully amortized in 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.2 million in the third quarter of 2000 compared to $.8 million in the third quarter of 1999.

INTEREST EXPENSE

Interest expense was $4.6 million in the third quarter of 2000 compared to $.1 million in the third quarter of 1999. The increase is due to interest costs associated with the New Notes of $146.0 million bearing an annual interest rate of 11.25 percent.

OTHER INCOME, NET

Other income, net was $.9 million in the third quarter of 2000 compared to $1.0 million in the third quarter of 1999. Other income, net in the quarter was primarily due to cash investments and interest on receivables from unconsolidated subsidiaries.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $.1 million in the third quarter of 2000 compared to zero in the third quarter of 1999.

BANKRUPTCY COSTS

There were no direct bankruptcy costs in the third quarter of 2000 compared to $2.6 million in the third quarter of 1999.

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

         THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999

RESULTS OF OPERATIONS

Net earnings of $96.9 million were recorded for the first three quarters of 2000 compared to a net loss of $20.8 million in the first three quarters of 1999. The results of the first three quarters included an extraordinary gain of $123.0 million associated with forgiveness of debt that resulted from the reorganization of the Company in accordance with the Plan.

The Company has historically operated in two segments consisting of (i) infant care absorbent products and (ii) feminine care and adult incontinence pad-oriented products. On August 10, 2000 the Board of Directors approved management's plan to discontinue operations in the feminine and adult incontinence pad-oriented products segment. As a result it is anticipated that the production facility located in Gaffney, South Carolina will be closed. The condensed consolidated financial statements of the Company have been restated for all periods presented to reflect the feminine care and adult incontinence pad-oriented products segment as a discontinued operation. The third quarter year to date financial statements reflect losses of $25.7 million in discontinued operations consisting of an $11.6 million loss from operations and a $14.1 million charge for anticipated losses from disposal of facilities, equipment and inventories.

The Company, in the first three quarters, had a loss from the continuing operations of the infant care segment of $.4 million compared to a loss of $10.7 million in the first three quarters of 1999. Increased unit volume, improved product mix, reduced manufacturing and selling, general and administrative costs all contributed to the operating improvement compared to the first three quarters of 1999. Year to date results for 2000 were negatively impacted by approximately $5.5 million of non-recurring costs, primarily related to severance costs to former senior management and $10.4 million of bankruptcy costs. The first three quarters of 1999 results were negatively impacted by costs associated with price concessions made to export customers to address product acceptance issues, the cessation of manufacturing operations at the Company's Canadian subsidiary, Paragon Trade Brands (Canada) Inc.'s Brampton, Ontario facility in June 1999, and bankruptcy costs of $7.1 million.

Basic and diluted loss per share from continuing operations for the thirty-nine weeks ended September 24, 2000, was $.04. The basic loss per share net of charges for the discontinued operation was $2.19 and net loss per share was $8.11, respectively. Comparison to previous periods is not meaningful due to the Company's emergence from bankruptcy and the implementation of fresh start accounting in the first quarter of 2000.

NET SALES

With the feminine care and adult incontinence segment being reported as a discontinued operation the remaining infant care net sales increased 7.2 percent to $389.8 million in the first nine months of 2000 compared to $363.5 million in the first nine months of 1999. Unit sales increased 6.2 percent to 2,415 million units compared to 2,273 million units in the first nine months of 1999. The increase in net sales and units was due to a favorable product mix associated with the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs.

COST OF SALES

Infant care cost of sales was $313.7 million in the first nine months of 2000 compared to $304.5 million in the first nine months of 1999. As a percentage of net sales, infant care cost of sales was 80.5 percent in the first nine months of 2000 compared to 83.8 percent in the first nine months of 1999. This decrease in costs as a percentage of sales was due to improved manufacturing efficiencies, lower plant overhead costs, savings associated with the closure of the Brampton, Canada manufacturing facility during the second quarter of 1999 and lower depreciation costs. These favorable items were partially offset by higher pulp costs.

Infant care raw material costs, with the exception of pulp, were at lower cost levels in the first nine months of 2000 compared to the first nine months of 1999. Infant care depreciation costs were $15.2 million in the first nine months of 2000 compared to $18.7 million in first nine months of 1999. The decrease is partially due to lower asset values as a result of fresh start accounting.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses were $55.0 million in the first three quarters of 2000 compared to $61.4 million in the first three quarters of 1999. As a percentage of net sales, these expenses were 14.1 percent in the first three quarters of 2000 compared to
16.9 percent in the first three quarters of 1999. The decrease in SG&A is primarily attributable to lower sales and marketing expenditures and information technology expenses which more than offset former senior management severance costs. Depreciation and amortization costs included in SG&A decreased to $2.4 million in the first three quarters of 2000 compared to $5.7 million in the first three quarters of 1999. The decrease in depreciation and amortization is primarily due to the elimination of goodwill through fresh start accounting and reduced amortization expense of the Company's enterprise software due to fresh start accounting and some of the assets becoming fully amortized in 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.2 million in the first three quarters of 2000 compared to $2.8 million in the first three quarters of 1999.

INTEREST EXPENSE

Interest expense was $11.9 million in the first three quarters of 2000 compared to $.3 million in the first three quarters of 1999. The increase is due to interest costs associated with the New Notes and with borrowings under the Credit Facility. There were no borrowings under the DIP Credit Facility during the first three quarters of 1999.

OTHER INCOME, NET

Other income, net was $1.9 million in the first three quarters of 2000 compared to $2.0 million in the first three quarters of 1999. Other income, net in the first three quarters was primarily due to interest income from cash investments, and interest on receivables due from unconsolidated subsidiaries.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The equity in earnings of unconsolidated subsidiaries was $1.8 million in the first three quarters of 2000 compared to $1.1 million for the same time period in 1999. The increase in earnings reflects improved earnings at Paragon Mabesa International, S.A. de C.V.

BANKRUPTCY COSTS

Bankruptcy costs were $10.4 million in the first three quarters of 2000 compared to $7.1 million in the first three quarters of 1999. The increase in costs was primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees.

EXTRAORDINARY GAIN FROM DISCHARGE OF DEBT

During the first three quarters of 2000 an extraordinary gain of $123.0 million was recorded for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's plan of reorganization.

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

LIQUIDITY AND CAPITAL RESOURCES

On a pro forma basis, the cash flows for the five weeks ended January 28, 2000 (Predecessor Company) and the thirty-four weeks ended September 24, 2000 (Successor Company) have been combined for purposes of comparison to the thirty-nine weeks ended September 26, 1999.

During the first three quarters ended September 24, 2000, the Company had a decrease in cash of $2.3 million. Cash provided by operating activities of continuing operations for the three quarters ended September 24, 2000 was $11.4 million compared to $17.3 million for the first three quarters of 1999. The decrease resulted from higher net earnings before depreciation and amortization, excluding the non-cash extraordinary gain, which were more than offset by an increase in net working capital, primarily an increase in accounts receivable. Net cash used in operating activities of the discontinued operation was $12.4 million in the first three quarters of 2000 compared to $12.3 million in the same period of 1999.

Net cash used in investing activities of the continuing operations for the first three quarters of 2000 was $1.8 million compared to $17.3 million for the same period in 1999. This decrease was primarily the result of lower capital expenditures.

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

The Credit  Facility  provides that  borrowings  will bear interest at a rate of
1.50 percent in excess of Citibank's base rate, or at the Company's option, a rate of 2.50 percent in excess of the reserve adjusted eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid based upon the Company's leverage ratio and could decrease by a maximum of .5 percent and increase by a maximum of .25 percent. The Company will pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees. The Company anticipates that the Credit Facility is sufficient to meet its current needs.

On January 28, 2000, the Company borrowed approximately $15.0 million to consummate the Plan which was primarily used to extinguish $13.0 million in pre-petition liabilities subject to compromise. The Company repaid those obligations during the second quarter ending June 25, 2000. The Company at September 24, 2000, had an aggregate of $4.5 million in letters of credit under the Credit Facility and no direct borrowings.

On January 28, 2000, the Company issued $146 million of 11.25 percent senior subordinated notes due 2005 as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the Indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates. The Company is current on its interest payments and has not elected to pay interest in kind.

FUTURE REALIZATION OF NET DEFERRED TAX ASSET

The Company accounts for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($50.4 million) and operating loss carryforwards ("NOLs") ($29.1 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax asset, the Company needs to generate approximately $250.9 million in future taxable income. Accordingly, the Company has estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. The Company currently has fully reserved its net deferred tax asset of $96.6 million. See "--INCOME TAXES."

RISKS AND UNCERTAINTIES

INCREASED COSTS. As a part of the License Agreements entered into in connection with the Company's settlements with P&G and K-C, the Company has incurred and will continue to incur significant added costs in the form of running royalties payable to both parties for sales of the licensed diaper and training pant products. While the Company believes that the royalties being charged by P&G and K-C under their respective License Agreements are approximately the same royalties that will be paid by the Company's major store brand competitors for similar patent rights, the royalties will have a material adverse impact on the Company's future financial condition and results of operations. While these royalty costs have been partially offset by projected raw material cost savings related to the conversion to a dual cuff product, the Company's overall raw material costs have increased. Further, the Company's operating results may be adversely affected by anticipated increases in raw materials costs, primarily fluff pulp, in 2000.

In addition, as a part of the License Agreement entered into in connection with the K-C Settlement Agreement, the Company has changed to a new SAP for its diapers and training pants which exhibits certain performance characteristics ("the SAP Safe Harbor"). The Company has encountered increased product costs due to the increased price and usage of new SAP within the SAP Safe Harbor. The Company cannot predict at this time whether or when the added costs will be fully offset.

PRICING. Price increases are needed to fully offset the added royalty costs being incurred by the Company pursuant to the P&G and K-C settlements described above. During the third quarter the Company began the process of implementing an effective price increase as a result of a package count change that the Company began during the third quarter of 2000. Should the Company not be able to realize future price increases, its margins are expected to continue to be negatively impacted.

REALIZATION OF INVESTMENT IN FEMININE CARE AND ADULT INCONTINENCE BUSINESS. The Company has decided to concentrate on its core infant care business and liquidate the Gaffney, South Carolina femcare and adult incontinence pad-oriented oriented segment. The expected disposal date depends on market factors as the Company continues to work towards liquidating the assets of the segment. The Company has accounted for the event as a discontinued segment as discussed in Note 15 to the condensed consolidated financial statements. While the Company has estimated the costs associated with the discontinuance of this segment there can be no assurance of the final costs at this time.

BRANDED PRODUCT INNOVATIONS. Because of the emphasis on product innovations in the disposable diaper market, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit the Company's ability to keep up with branded product innovations by prohibiting the Company from introducing products with comparable features. P&G and K-C have also heavily promoted diapers in the multi-pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that the Company may continue to realize lower selling prices and/or lower volumes as a result of these initiatives.

INCREASED FINANCIAL LEVERAGE. In connection with the Plan, the Company issued New Notes in the amount of $146.0 million. As a result of this increased leverage, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity and its ability to fund capital expenditures, as a substantial portion of available cash from operations will have to be applied to meet debt service requirements. The indenture related to the New Notes (the "Indenture") provides that, if certain coverage tests are not met, interest on the New Notes may be paid in kind for the first two years. The Indenture contains customary financial covenants restricting the payments of dividends, the repurchase of the Company's stock, the issuance of additional equity or the incurrence of additional indebtedness. Also in connection with the Plan, on January 28, 2000, the Company entered into the Credit Facility. The Credit Facility contains customary financial covenants.

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

MARKET FOR THE COMPANY'S COMMON STOCK. Pursuant to the Plan, Wellspring and its affiliates purchased 11,516,405 shares, or approximately 97.4 percent, of the Company's new common stock. Approximately 309,800 shares, or 2.6 percent of the new common stock, were distributed under the Plan to the Company's then-existing stockholders and purchased through the Rights Offering pursuant to the Plan. The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board, OTCBB, under the symbol PGTR.

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

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached a consensus on Issue 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers under EITF Issue No. 99-19 "Reporting Revenue Gross as Principal versus Net as an Agent". Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact Issue 00-10 may have on the reported net sales and cost of sales.

The Task Force reached a consensus on Issue 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of 2000, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact Issue 00-14 may have on the reported amount of net sales and selling, general and administrative expenses.

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

KIMBERLY-CLARK WORLDWIDE, INC. V. PARAGON TRADE BRANDS, INC. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C Worldwide") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a patent related to a disposable absorbent garment with a registered graphic. The suit seeks injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses. On July 31, 2000, the Company and K-C Worldwide executed a settlement agreement. The Company believes that the terms and conditions of the settlement agreement will not have a material business or financial impact on the Company and have been reflected in the year to date financial statements.

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

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands, Inc.(2)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands,
                                 Inc.(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon Trade Brands, Inc. dated as of
                                 October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of May 4, 2000, between Paragon Trade Brands, Inc. and
                                 Michael T. Riordan(14)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Bobby V. Abraham(4)

         Exhibit 10.9*           Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade
                                 Brands, Inc., dated as of May 5, 2000 (14)

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

         Exhibit 10.25           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.26           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.27           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.29           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc. (9)

         Exhibit 10.30           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.31           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

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

         Exhibit 10.35           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

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

(12)     Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.


(13)     Incorporated  by reference  from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 26,
         2000.

(14)     Incorporated  by reference  from Paragon Trade  Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25,
         2000.


(b)      Reports on Form 8-K

DOCUMENT                             DATE                          ITEM
--------                             ----                          ----
Report on Form 8-K                   September 13, 2000            5, 7

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PARAGON TRADE BRANDS, INC.



                                                     By  /S/ DAVID C. NICHOLSON
                                                        ------------------------
                                                         David C. Nicholson
                                                         Chief Financial Officer

November 3, 2000

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

         Exhibit 10.3            License, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands, Inc.(2)

         Exhibit 10.4            Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon Trade Brands,
                                 Inc.(2)

         Exhibit 10.5            Technology Agreement, dated as of October 15, 1987, by and between Weyerhaeuser and Johnson and Johnson, as amended(2)

         Exhibit 10.6            Letter Supply Agreement between Weyerhaeuser and Paragon Trade Brands, Inc. dated as of
                                 October 22, 1997(3)

         Exhibit 10.7*           Employment Agreement, dated as of May 4, 2000, between Paragon Trade Brands, Inc. and
                                 Michael T. Riordan(14)

         Exhibit 10.8*           Employment Agreement, dated as of August 11, 1998, between Paragon Trade Brands, Inc. and
                                 Bobby V. Abraham(4)

         Exhibit 10.9*           Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade
                                 Brands, Inc., dated as of May 5, 2000(14)

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

         Exhibit 10.27           U.S. License Agreement, dated as of February 2, 1999 between The Procter & Gamble Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.28           Canadian License Agreement, dated as of February 2, 1999 between The Procter & Gamble
                                 Company and Paragon Trade Brands, Inc.(9)

         Exhibit 10.29           Settlement Agreement, dated as of March 19, 1999 between Kimberly-Clark Corporation and
                                 Paragon Trade Brands, Inc.(9)

         Exhibit 10.30           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)

         Exhibit 10.31           License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999(9)


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

         Exhibit 10.35           Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company,
                                 Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other
                                 Shareholders, dated as of January 28, 2000(1)

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

(12)     Incorporated by reference from Paragon Trade Brands, Inc.'s Current Report on Form 8-K dated January 28, 2000.

(13)     Incorporated  by reference  from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 26,
         2000.

(14)     Incorporated  by reference  from Paragon Trade  Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25,
         2000.