Form 10-K
period 2000-12-31
PARAGON TRADE BRANDS INC
filed 2001-03-30
CIK 889429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:



      Title of each class             Name of each exchange on which registered
     ---------------------            -----------------------------------------
Common Stock, par value $.01 per
           share                                          N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ____
                                       -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No ____
                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 2001, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $11,485,689 based on a price of $17.00 per share for our Common Stock and $8.125 per warrant on February 28, 2001. As of February 28, 2001, the Registrant had 11,996,300 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 are incorporated by reference in Parts III and IV.

                           PARAGON TRADE BRANDS, INC.
                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K

                                                    PART I                                      Page
                                                                                                ----
Item 1:       BUSINESS                                                                             1

Item 2:       PROPERTIES                                                                           6

Item 3:       LEGAL PROCEEDINGS                                                                    6

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  6

Item X:       EXECUTIVE OFFICERS OF THE REGISTRANT                                                 7


                                                   PART II

Item 5:       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS                                                                  8

Item 6:       SELECTED FINANCIAL DATA                                                             10

Item 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                               11

Item 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                           19

Item 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         19

Item 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                                                52


                                                PART III

Item 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                  52

Item 11:      EXECUTIVE COMPENSATION                                                              52

Item 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                      52

Item 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                      52


                                     PART IV

Item 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                     53

                                    Page i

                                     PART I

ITEM 1:       BUSINESS

GENERAL

Paragon Trade Brands, Inc. is a leading global supplier of infant disposable diapers and other absorbent personal care products. We are the leading manufacturer of store brand infant disposable diapers in North America. We manufacture a line of premium and economy diapers and training pants which are distributed throughout North America, primarily through mass merchandisers, grocery and food stores, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. We have also established international joint ventures in Mexico, Argentina, Brazil, Colombia and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

Paragon Trade Brands was incorporated in Delaware in June 1992 as a wholly owned subsidiary of Weyerhaeuser Company, which had entered the private label infant disposable diaper market in 1972. Weyerhaeuser sold all of its stock in our company in our initial public offering in January 1993. In January 1994, The Procter & Gamble Company ("P&G") filed a lawsuit alleging that our "Ultra" infant disposable diaper products infringed two of their dual cuff diaper patents, and in October 1995, Kimberly-Clark Corporation ("K-C") filed a lawsuit against us alleging infringement of two of their dual cuff patents. In February 1996, we acquired the disposable diaper business of Pope & Talbot, Inc. for $63.5 million in cash and stock. As a result of a judgment obtained by P&G in its patent infringement lawsuit that it filed in January 1994, our company filed for relief under Chapter 11 of the United States Bankruptcy Code on January 6, 1998. On January 28, 2000, we emerged from Chapter 11 protection as contemplated by a Second Amended Plan of Reorganization and a related Disclosure Statement, the terms of which included an investment by Wellspring Capital Management LLC and withdrawal of appeals of settlements by our company of the patent infringement lawsuits with P&G and K-C. Wellspring Capital Management LLC and its co-investors own over 97% of our outstanding common stock.

We have recorded the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. "Fresh start" accounting was required because there was more than a 50 percent change in our ownership and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy. As of December 31, 2000 there was no current or ongoing financial exposure associated with the bankruptcy proceedings.

PRODUCTS

We manufacture several diaper product lines: a premium-quality Ultra line, an Economy line and a Supreme line. We also manufacture a line of training pants.

Our Ultra diaper combines fluff pulp with superabsorbent polymer ("SAP") in the absorbent inner core. SAP is significantly more absorbent and better able to retain liquids than fluff pulp. To enhance performance and appearance, the Ultra diaper incorporates a number of product features comparable to those introduced by national branded manufacturers. We produce our Ultra diaper in seven different sizes (newborn, size 1-6) which are designed to fit babies better as they grow and develop. In 1999, we introduced an improved Ultra diaper which incorporated stretch tabs and a hook and loop closure system. In 2000, the industry underwent a major count reduction, whereby there are fewer units in a sales pack, lead by the national branded manufacturers. We offer 5 pack sizes (convenience, jumbo, mega, super mega and Club packs).

Our Supreme diaper product is similar to the Ultra diaper but is designed to have a more absorbent core for day and overnight protection and includes more premium materials. Supreme is available in convenience and jumbo packs and a full range of sizes.

Our Economy diaper is designed to satisfy the needs of the more cost-conscious value segment shopper. Its absorbent pad contains fluff pulp and SAP. Its features include a "tape landing zone" allowing for easy fitting and re-adjustment after fastening. We produce the Economy diaper in three unisex sizes.

Our training pant is designed for use by children primarily for potty training ages as they transition out of diapers. Our training pant utilizes an absorbent core of fluff pulp and SAP and a cloth-like nonwoven outer cover. We produce the training pant in three gender-specific sizes and unisex sizes. In 1999, we introduced an enhanced training pant product with improved performance and aesthetic appeal which included the use of licensed properties (Jim Henson's Baby Muppets and Bear in the Big Blue House).

In 1996, we began manufacturing a line of feminine care products that included ultra thin, maxi and super maxi pads, pantiliners, panty shields and regular and super absorbent tampons. In 1997, we began manufacturing a line of adult incontinence products that includes guards, undergarments and bladder control pads. In 1998, we curtailed our tampon manufacturing operations, but continued to source tampons through a contract manufacturing relationship. In the third quarter of 2000 the feminine care and incontinence segment was discontinued to allow us to concentrate on the core diaper business.

PRODUCT DEVELOPMENT

To further our objective of providing our trade customers with premium-quality store brand disposable diapers and training pants we devote significant resources to market research and product design and development to enable us to improve product performance and consumer acceptance. We believe that we have the largest product development program of any manufacturer in the U.S. disposable diaper market, other than the national branded manufacturers. We spent approximately $4.4 million, $3.6 million and $4.0 million on research and development in fiscal years 2000, 1999 and 1998, respectively.

PATENT RIGHTS

Because of the emphasis on product innovations in the disposable diaper and training pant product category, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit our ability to keep up with branded product innovations by prohibiting us from introducing products with comparable features. To protect our competitive position, we have created an intellectual property portfolio through development, acquisition and licensing that includes a significant number of U.S. and foreign patents relating to disposable diaper and training pant features and manufacturing processes. We also subject new product innovations to a patent clearance process.

MAJOR CUSTOMERS

Net sales to our largest trade customer, Wal-Mart Stores, Inc., and Sam's Club, a division of Wal-Mart Stores, Inc., represented an aggregate of approximately 36 percent, 25 percent and 19 percent of total net sales in fiscal years 2000, 1999 and 1998, respectively. As is customary in the infant disposable diaper market, in most cases we do not have long-term contracts with our trade customers. We estimate that approximately 5, 6, and 7 percent of net sales were to trade customers in Canada, in fiscal years 2000, 1999 and 1998, respectively.

FOREIGN OPERATIONS

On January 26, 1996, through our wholly owned subsidiary PTB International, Inc. ("PTBI") we completed the purchase of a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Grupo Mabe"), the second largest manufacturer of infant disposable diapers in Mexico. We also acquired an option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined price.

On January 26, 1996, PTBI acquired a 49 percent interest in Paragon-Mabesa International ("PMI"), a joint venture that developed a diaper manufacturing facility in Tijuana, Mexico. An affiliate of Grupo Mabe owns the remaining 51 percent. We sold certain assets to PMI as part of the development of PMI's manufacturing facility in Tijuana, Mexico. We assisted in financing the equipment, building construction and start-up of the Tijuana, Mexico facility. We have signed a product supply agreement with PMI and purchase substantially all of PMI's production for sale to North American trade customers. PMI manufactures baby diapers for sale by Paragon in the United States and Canada.

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Grupo Mabe owns the remaining 51 percent. Stronger has been used to establish joint ventures in Argentina, Colombia and Brazil and can be used to establish additional Latin American joint ventures.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities.

On November 10, 1997, Stronger acquired 99 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC") from Cremer S.A., a Brazilian textile manufacturer. MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products

In February 2001, Stronger reached agreement with the Drypers Corporation's estate, a global diaper manufacturer which underwent bankruptcy proceedings, to purchase Drypers' Latin American operating companies.

In March 2001, through PTBI, we gave effect to a series of transactions with our Mexican joint venture partner. As of a result of these transactions, PTBI:

    - increased its ownership interest in PMI from 49 percent to 51 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in PMI from the equity method to the consolidation method;

    - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in Grupo Mabe from the cost method to the equity method. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated; and

    - reduced its ownership interest in Stronger from 49 percent to 20 percent and our co-shareholder in Stronger increased its ownership interest accordingly. Paragon will continue to account for its indirect investment in Stronger under the equity method.

Through PTBI, we also entered into an option agreement with the majority Mexican shareholder in Grupo Mabe and PMI, pursuant to which, under certain circumstances (including a change of control of Paragon or PTBI), each of PTBI and the Mexican shareholder have certain "put" and "call" rights in respect of their respective interests in PMI and Grupo Mabe, in each case at contractually determined exercise prices.

In 1998, Paragon established Goodbaby Paragon Hygienic Products Co. Ltd. ("Goodbaby"), a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. We purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment at 30 percent each. A joint venture business license was approved by the Chinese government on December 31, 1997. The joint venture began production and distribution of infant disposable diapers in October 1998.

Net sales of PMI, Stronger and Goodbaby, as unconsolidated subsidiaries, are shown in Note 2 "Investment in Unconsolidated Subsidiaries" of the financial statements.

RAW MATERIALS

The principal raw material components of our products are SAP, fluff pulp, polyethylene backsheet, polypropylene nonwoven liner, closure systems, hotmelt adhesive, elastic and tissue.

One of the primary raw materials used in the production of disposable diapers is SAP. In April 1998, we entered into an agreement with a supplier whereby we agreed, subject to competitive terms, to purchase 100 percent of our requirements of SAP through December 31, 2001. Fluff pulp, a product made from wood fibers, is another primary raw material. We currently have an agreement with a supplier that expires December 31, 2003, to buy, subject to competitive terms, 100 percent of our pulp requirements from them. We believe that at least two other sources of supply exist for fluff pulp.

Our gross margins are significantly impacted by raw material prices, especially the price of fluff pulp which can fluctuate dramatically. Our operating results benefited from relatively favorable fluff pulp market prices in 1998 and 1999 but were adversely affected by increases in raw material prices, primarily fluff pulp, in 2000.

COMPETITION

National Branded Manufacturers

The principal aspects of competition from the national branded manufacturers are price, product quality, product innovation and customer service. The U.S. disposable diaper market is led by the national brands manufactured by P&G and K-C. We estimate that, in 2000, the national branded manufacturers accounted for 74% percent of all U.S. disposable diaper sales. The market position of these manufacturers, relative to us, varies from one geographic region to another, but due to their substantial financial, technical and marketing resources, each of these companies has the ability to exert significant influence on the infant disposable diaper market.

The market for disposable diapers is divided into the premium and value segments. The premium segment accounts for approximately 60 percent of the unit volume. Both K-C and P&G dominate the premium segment. The value segment of the industry, which we estimate accounted for approximately 40 percent of unit volume in 2000, is highly competitive. This includes store brands, control labels, P&G's Luvs(R), Drypers(R), Fitti(R), and all other regional brands in the value segment.

In total, P&G is the dominant manufacturer in the U.S. diaper market, with approximately 41 percent market share. P&G manufactures two brands: Pampers(R), its premium brand with approximately 27 percent market share, and Luvs(R), its value brand with 14 percent market share. K-C manufactures the number one diaper brand, Huggies(R), with approximately 33 percent market share. K-C does not offer a value brand, but supplies some store brand training pants within the value segment.

Price has been a significant variable in the competitive strategy of the national branded companies and the value segment in the past three years. In recent years, pricing pressure has been most evident in volume shifts to multi packs and mass merchants, who now sell multi-packs only. Multi-packs represent a package configuration that provides the consumer two, three, four or six times the amount of diapers found in a standard convenience count package. These multi-packs can sell at unit prices 5 to 20 percent below the branded convenience count package. For most of 2000, pricing pressures and a shift of volume to mass merchants continued. In October of 2000, the national brands instituted an up to a 6 percent price increase on a majority of their product offerings. We implemented a similar price increase on our products in the fourth quarter of 2000. We have realized some of the benefit of the price increase. We believe that the national branded manufacturers have lower per unit costs and higher margins than we do, principally due to their higher volume and prices, coupled with fewer variations in product and packaging. In addition, the national branded manufacturers have access to substantially greater financial resources than we do. As a result, we believe that the national branded manufacturers are capable of maintaining or reducing prices, even in an environment of rising raw material prices.

Product quality and innovation are critical aspects of competition for the national branded manufacturers. They have substantially larger research and development budgets than we do and are able to develop product innovations more rapidly and may thereby gain market share at our expense. We estimate that since 1985, the national branded manufacturers have generally introduced a significant product innovation approximately every 6 to 12 months.

While in recent years we believe we have been able to introduce product enhancements comparable to those introduced by the national branded manufacturers, there can be no assurance that we will be able to continue to introduce these product innovations at the pace required to remain competitive with the national branded manufacturers. The inability to produce comparable products could adversely affect our gross margins. To the extent that we are unable to introduce comparable products due to competitor's patents, we could experience a decline in net sales and net earnings.

Customer service is another area where the national brands are able to compete. We believe that each of the national branded manufacturers has an order-delivery cycle that is significantly shorter than our order-delivery cycle. In addition, the national branded manufacturers devote substantially greater financial resources than we do to providing trade customers with category expertise and supply chain management. The national branded manufacturers have sophisticated electronic data interchange systems that interface directly with their customers' product information systems.

Value Segment

We compete in the value segment of the market with national value brands and store brand products. As with the national branded competition, price has been a significant variable in the competitive strategy of the value segment in the past three years. Our largest competitor in the value segment is P&G with its Luvs brand. K-C also produces store brand training pants.

We seek to compete against other value segment manufacturers by emphasizing research and development and by striving to maintain a leading position among value segment competitors in product quality.

Training Pants

Training pants make an important contribution to our profits. Competition is on the basis of price, product quality, product innovation and customer service. The U.S. disposable training pant market is led by K-C with its Pullups(R) brand training pants which account for approximately 60 percent of all U.S. training pant sales. While to date we have been able to compete effectively in the training pant market, there can be no assurance that we will be able to continue to compete in the training pant market as well as we have to date. A reduction in our training pant sales or the price for which we can sell our training pants could have a material adverse effect on our net sales and net earnings.

EMPLOYEES

At December 31, 2000, we had approximately 911 full-time employees, including approximately 705 employees located at our three manufacturing facilities.

ENVIRONMENT

We are subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills and disposals or other releases of hazardous substances (together, "Environmental Laws").

We use certain substances and generate certain wastes that are regulated by or may be deemed hazardous under applicable Environmental Laws. We believe that we currently conduct our operations, and in the past have conducted our operations, in substantial compliance with applicable Environmental Laws. From time to time, however, our operations have resulted or may result in certain noncompliance with applicable requirements. We believe, however, that we will not incur compliance or cleanup costs pursuant to applicable Environmental Laws that would have a material adverse effect on our results of operations or financial condition.

We monitor Environmental Laws and regulations, as well as pending legislation, in each of the markets in which our products are sold. A number of states have passed or are considering legislation intended to discourage the use of disposable products, including disposable diapers, or to encourage the use of nondisposable or recyclable products. We do not believe that any such laws currently in effect will have a material adverse effect on our results of operations or financial condition.

ITEM 2:    PROPERTIES

As of December 31, 2000, we operated three manufacturing facilities in the United States at Macon, Georgia; Harmony, Pennsylvania; and Waco, Texas. Our plant in Canada at Brampton, Ontario was sold in February 2000.

In August of 2000, we made the decision to discontinue our operations in the feminine care and adult incontinence business and as such we are in the process of selling the manufacturing assets that are located at Gaffney, South Carolina.

The following table summarizes the physical properties that were held by us at December 31, 2000:

                                                                   Approximate
                                                                      Size
               Location                            Use             (Sq. Feet)      Owned/Leased
--------------------------------------     -------------------     -----------     ------------
Infant Care:
     Harmony, Pennsylvania                    Manufacturing           173,000         Owned
     Macon, Georgia                           Manufacturing           308,000         Owned
     Waco, Texas                              Manufacturing           151,000         Owned

Feminine Care and Adult Incontinence:
     Gaffney, South Carolina               Held for Disposition       213,000        Leased

Corporate and Other:
     Norcross, Georgia                         Headquarters            69,000         Owned

ITEM 3:    LEGAL PROCEEDINGS

We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows.


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of our Company was held on December 7, 2000. The results of voting on the proposals submitted for vote at such meeting were as follows:

1.       Election of Directors

                                     Number of Shares
                                     ----------------
                                  For               Withheld
David W. Cole                 11,882,652               7,143
Greg S. Feldman               11,882,716               7,079
David C. Mariano              11,883,077               6,718
James R. McManus              11,883,049               6,746
Michael T. Riordan            11,883,105               6,690
Thomas F. Ryan, Jr.           11,883,101               6,694
J. Dale Sherratt              11,883,052               6,743
Carl M. Stanton               11,882,687               7,108
Thomas J. Volpe               11,883,053               6,742

2.       Approval of the Paragon Trade Brands, Inc. Stock Option Plan

                                              Number of Shares
For                                                 11,675,147
Against                                                 39,212
Abstain                                                    423
Broker Non-Vote                                        175,013

3. Approval of the Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors

                                              Number of Shares
For                                                 11,666,571
Against                                                 47,738
Abstain                                                    471
Broker Non-Vote                                        175,015


ITEM X.       EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's executive officers:

           Name                       Age                             Position
    ------------------               -----       ----------------------------------------------------
    Michael T. Riordan                50         Chairman, President and Chief Executive Officer
    David C. Nicholson                46         Executive Vice President and Chief Financial Officer
    Brad D. Hunsaker                  43         Executive Vice President of Sales and Marketing
    John R. Cook                      59         Vice President of Technical Support
    Ward Council                      37         Vice President, General Counsel and Secretary
    Kathy L. Evenson                  41         Vice President of Human Resources
    Stanley Littman                   60         Vice President of Technology and Materials
    Jeffrey S. Schoen                 40         Vice President of Manufacturing
    Mark J. Thomas                    45         Vice President and Controller

Michael T. Riordan has been President and Chief Executive Officer of the Company since May 4, 2000 and Chairman of the Board since August 10, 2000. Mr. Riordan was also appointed a member of the Executive Committee of the Board of Directors on May 4, 2000. Before joining the Company, Mr. Riordan formerly served as President and Chief Operating Officer of Fort James Corp. from August 1997 to August 1998; and as Chairman and Chief Executive Officer and President and Chief Operating Officer of Fort Howard Corp. from September 1996 to August 1997, and from March 1992 to September 1996, respectively. Mr. Riordan currently serves as a director of The Dial Corporation, a manufacturer of consumer goods, Wallace Computer Services, Inc., a manufacturer of business forms and labels as well as a provider of print management services, and American Medical Security, Inc., a provider of health insurance for small to medium-sized employers.

David C. Nicholson has been Executive Vice President and Chief Financial Officer of the Company since October 2000. Prior to joining the Company, Mr. Nicholson was employed by Rock-Tenn Company, a recycled paperboard, folding cartons and corrugated packaging manufacturing company, as Senior Vice President from September 1994 to October 2000.

Brad D. Hunsaker has been Executive Vice President of Sales and Marketing since February 2001. Prior to joining the Company, Mr. Hunsaker was employed by Eastman Kodak, Inc. as General Manager Mass Sales and Vice President Consumer Imaging Division from August 1999 to February 2001, General Manager Account Sales and Vice President Consumer Imaging from October 1997 to August 1999, Regional Business General Manager - One-time-use Cameras from January 1996 to October 1997, and Director of Marketing Europe, Middle East and African Region from January 1994 to January 1996.

John R. Cook has been Vice President of Technical Support of the Company since 1998. Prior to that time, Mr. Cook served as the Company's Vice President - Quality Management from 1994 to 1998.

Ward Council has been Vice President, General Counsel and Secretary of the Company since October 2000. Prior to joining the Company, Mr. Council was employed by Flexible Products Company, a manufacturer of polyurethane products, as General Counsel and Secretary from April 1999 to April 2000; and as General Counsel of Visionex, Inc., a manufacturer of fiber optic products, from May 1998 to April 1999. From May 2000 to October 2000 Mr. Council was a partner in the law firm of Alston & Bird LLP, where he was an associate from April 1994 to May 1998.

Kathy L. Evenson has been Vice President of Human Resources since August 2000. Prior to that time, Ms. Evenson served the Company as Director, Human Resources from April 1998 to August 2000, Compensation and Benefits from February 1998 to April 1998, Compensation and Benefits Manager from June 1995 to February 1998, and Supervisor, Compensation and Benefits from June 1994 to June 1995.

Stanley Littman has been Vice President of Technology and Materials of the Company since September 1998. Prior to that time, Mr. Littman served the Company as Vice President - Supply Management from November 1997 to September 1998 and Director, Supply Management from April 1996 through October 1997. Prior to joining the Company, Mr. Littman was employed by Fiberweb, a nonwovens manufacturing company, as Research Director, Medical Fabrics, from 1992 to 1996.

Jeffrey S. Schoen has been Vice President of Manufacturing of the Company since March 1999. Prior to that time, Mr. Schoen served the Company as a Plant Manager at two of its manufacturing facilities from 1994 to March 1999.

Mark J. Thomas has been Vice President and Controller and Assistant Secretary of the Company since October 2000. Prior to joining the Company, Mr. Thomas was employed by The Mead Corporation as Director of Finance and Administration from 1997 to October 2000. Mr. Thomas was also employed by Eastman Kodak, Inc. as Financial Director of Marketing and Sales - Digital Imaging from 1994 to 1996.


ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

We previously disclosed that trading of our common stock was suspended from the New York Stock Exchange prior to the opening of trading on July 8, 1999. As of July 9, 1999, the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "OTCBB") began publishing quotations of our common stock under the symbol PGNFQ. However, as a result of our reorganization in bankruptcy, the OTCBB ceased quotations of our common stock on February 2, 2000. Pursuant to our Second Amended Plan of Reorganization, holders of this common stock (the "Old Common Stock") were to surrender their shares of Old Common Stock and receive therefor 0.0149 shares of our new Common Stock and
0.0524 transferable warrants having an exercise price of $18.91 per share and expiring on January 28, 2010 ("Warrants") for each share of Old Common Stock surrendered. On March 30, 2000, the OTCBB began publishing quotations of our new Common Stock and Warrants issued as a result our reorganization, under the symbols PGTR.OB and PGTRW.OB, respectively. Trading in both classes of securities is sporadic.

The following table sets forth high and low sales prices for Old Common Stock for each full quarterly period within the last two fiscal years up to July 7, 1999 as reported by the New York Stock Exchange.

                                                  Low              High
                                                -----             -----
First Quarter 1999                              $2.06             $6.19
Second Quarter 1999                              1.00              3.50
July 1, 1999 to July 7, 1999                      .69              1.13

The following table sets forth high and low bid information for Old Common Stock for each full quarterly period or portion thereof within the last two fiscal years from July 8, 1999 to February 2, 2000 as reported by the OTCBB. Such prices represent bids between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                  Low              High
                                                -----             -----
July 8, 1999 to September 26, 1999              $ .16             $1.00
Fourth Quarter 1999                               .15               .60
December 27, 1999 to February 2, 2000             .19               .60

The following table sets forth high and low bid information for our new Common Stock and Warrants for each full quarterly period or portion thereof within the last two fiscal years from February 3, 2000 to December 31, 2000 as reported by the OTCBB. Such prices represent bids between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. Prices set forth below for our new Common Stock may not be comparable to prices set forth above for Old Common Stock.

                                                Common Stock                      Warrants
                                         -------------------------        -----------------------
                                              Low             High             Low           High
                                              ---             ----             ---           ----
February 2, 2000 to March 26, 2000       $     --          $    --        $     --       $     --
Second Quarter 2000                          6.25            11.00           1.000          3.375
Third Quarter 2000                          10.00            12.13           2.000          3.000
Fourth Quarter 2000                         10.19            16.00           1.875          6.750

As of March 5, 2001, there were 96 holders of record of our new Common Stock and 92 holders of record of Warrants. We have not paid dividends on our new Common Stock since our Credit Facility prohibits us from paying cash dividends. Upon termination of the Credit Facility or any other agreement with similar restrictions on dividends, the Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements and other circumstances.

On January 28, 2000, the Company was reorganized pursuant to a Second Amended Plan of Reorganization (the "Plan") filed by the Company and its Official Committee of Unsecured Creditors with the United States Bankruptcy Court for the Northern District of Georgia.

Pursuant to the Plan, the Company issued 11,516,405 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") to PTB Acquisition Company, LLC, an affiliate of Wellspring Capital Management LLC, Co-Investment Partners, L.P. and Ontario Teachers' Pension Plan Board for a purchase price of $10.00 per share, or approximately $115 million, in cash. This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the public resale or distribution of the securities without registration.

Pursuant to the Plan, the Company also issued (i) a pro rata portion of an additional 178,365 shares of Common Stock to each holder of the Company's common stock prior to the consummation of the Plan in exchange for such holder's then-existing common stock interest in the Company; (ii) a pro rata portion of 196,530 rights (the "Rights") to purchase shares of Common Stock, for a purchase price of $10.00 per share, to each of the Company's unsecured creditors and each holder of the Company's common stock prior to the consummation of the Plan in exchange for existing claims and common stock interests held by such unsecured creditors and common stockholders, respectively; (iii) an additional 196,530 shares of Common Stock pursuant to the Rights, for a purchase price of $10.00 per share, or approximately $2,000,000, in cash; and (iv) a pro rata portion of 625,842 warrants to purchase shares of Common Stock to each holder of the Company's common stock prior to the consummation of the Plan in exchange for such holder's then-existing common stock interest in the Company. Each of the 625,842 warrants may be exercised to purchase a share of the Common Stock for a purchase price of $18.91. The warrants will expire on January 28, 2010 or the business day immediately preceding the date on which the warrants are called for redemption pursuant to their terms. Each of the issuances described in this paragraph were made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided in Section 1145 of the United States Bankruptcy Code.

On March 31, 2000, the Company issued 75,000 shares of Common Stock to Citicorp North America, Inc., 10,000 shares of Common Stock to each of Mr. James R. McManus and Mr. Thomas F. Ryan and 5,000 shares of Common Stock to each of Mr.
J. Dale Sherratt and Mr. Thomas J. Volpe, for a purchase price of $10.00 per share, or approximately $1,050,000, in cash. Each of these issuances of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the public resale or distribution of the securities without registration.


ITEM 6:       SELECTED FINANCIAL DATA

The following table shows selected consolidated financial data of our company on a historical basis as described below. The selected consolidated financial data as of December 31, 2000 and December 26, 1999 and for the years then ended, have been derived from the audited consolidated financial statements of our company which are included in Item 8 of this annual report on Form 10-K. The selected consolidated financial data as of December 27, 1998, December 28, 1997 and December 29, 1996, and for the years then ended have been derived from the audited consolidated financial statements of our company. All prior year statements have been restated to reflect our femcare and adult incontinence segment as a discontinued operation.

 (Dollar amounts in millions, except per share data)

                                            2000/(1)/         1999/(1)/         1998/(1)/         1997/(1)/           1996/(1)/
                                        -----------------------------------------------------------------------------------------
Net sales                               $  557.1         $  486.9             $ 533.4           $ 564.2             $579.7
Operating profit (loss)                     37.4/(3)/       (11.5)/(4)/         (41.0)/(5)/      (160.6)/(6)/         43.7/(7)/
Earnings (loss) from
   continuing operations before
   extraordinary item and
   cumulative effect of change in
   accounting principle                      7.6/(3)/       (14.4)/(4)/         (48.4)/(5)(8)/   (189.6)/(6)(9)/      26.0/(7)/
EBITDA/(2)/                                 69.6/(3)/        28.9 /(4)/          74.6 /(5)/        83.6 /(6)/        100.5/(7)/

Earnings (loss) from
continuing operations before
extraordinary item and
cumulative effect of change in
accounting principle - per
diluted common share                    $    .63/(3)/    $   (1.20)/(4)/      $  (4.06)/(5)(8)/ $ (15.91)/(6)(9)/   $  2.14/(7)/
                                        =======================================================================================

Total assets                            $  367.1         $  400.5             $ 429.3           $ 376.1             $373.1
Liabilities subject to
     compromise                                -            406.7               406.9                 -                  -
Long-term debt                             146.0                -                   -              70.0               70.0
Shareholders' equity (deficit)             120.4            (89.8)              (61.8)              5.0              214.7

Capital expenditures                    $   17.5         $   25.4             $  26.8           $  49.4             $ 48.9
Diaper units sold (millions)               3,508            3,176               3,463             3,689              3,761

------------------
(1) The 2000 fiscal year consisted of 53 weeks and the 1999, 1998, 1997 and 1996 fiscal years consisted of 52 weeks. For comparative purposes, the 2000 fiscal year results include the combined results for the Predecessor Company for the five weeks ended January 28, 2000 and the Successor Company for the 48 weeks ended December 31, 2000.

(2) Earnings (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle excluding income taxes, bankruptcy costs, interest expense, depreciation and amortization and non-recurring charges discussed in (3), (4), (5), (6) and (7) below (Earnings Before Interest, Taxes, Depreciation and Amortization, "EBITDA").

(3) Includes $3.9 related to severance and other payments and $1.3 related to a litigation settlement.

(4) Includes $1.6 for the closure of Brampton, Ontario facility.

(5) Includes settlement contingencies of $78.5 for the estimated settlement costs of The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation's ("K-C") claims asserted in our Chapter 11 reorganization proceeding.

(6) Includes settlement contingency of $200.0 for an adverse judgment in a patent litigation matter with P&G and $5.0 of asset impairments related to the write-off of software and consulting costs.

(7) Includes costs for the integration of Pope & Talbot's disposable diaper business purchased in February 1996 of $8.0 and costs related to the relocation of the corporate headquarters to Atlanta of $9.0.

(8) Includes a $32.6 reserve against deferred and other tax-related assets primarily related to continuing operations.

(9) Includes a $100.2 reserve against deferred and other tax-related assets primarily related to continuing operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Paragon Trade Brands, Inc. is the leading manufacturer of store brand infant disposable diapers in North America. We manufacture a line of premium and economy diapers and training pants which are distributed throughout North America, primarily through mass merchandisers, grocery and food stores, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. We have also established international joint ventures in Mexico, Argentina, Brazil, Colombia and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

As described in more detail below, the results for fiscal years 1998, 1999 and 2000 reflect certain large nonrecurring items relating to a patent infringement judgment against us and our resulting bankruptcy and post-bankruptcy transition. On January 28, 2000, we emerged from Chapter 11 protection as contemplated by a Second Amended Plan of Reorganization and a related Disclosure Statement, the terms of which included an investment by Wellspring Capital Management LLC and withdrawal of appeals of settlements by our company of patent infringement lawsuits with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C").

We have recorded the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. "Fresh start" accounting was required because there was more than a 50 percent change in our ownership and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy.

On August 10, 2000, we made a decision to concentrate on our core infant care business with the intent to sell our Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as we continue to work toward liquidating the assets of the segment. That segment ceased manufacturing operations in October 2000 and will have some continued inventory shipments until approximately March 2001. Our consolidated financial statements for all periods presented have been restated to reflect the discontinued operations. Assets of the discontinued operations have been reflected in our consolidated balance sheet as current or non-current based on the nature of the amounts. No liabilities are anticipated to be assumed by a third party and therefore they are reflected in continuing operations.

RESULTS OF OPERATIONS

We provide quarterly information in the following tables to assist in evaluating trends in our results of operations. For additional discussion of quarterly information, see our quarterly reports on Form 10-Q filed with the Securities and Exchange Commission.

Net Sales

       (in millions)             First           Second           Third           Fourth           Fiscal
                                Quarter          Quarter         Quarter          Quarter           Year
                               ---------        --------        ---------        --------         --------
       1998                      $ 138.3         $ 124.9          $ 137.3         $ 132.8          $ 533.4
       1999                      $ 123.3         $ 116.2          $ 124.7         $ 122.7          $ 486.9
       2000                      $ 126.2         $ 128.6          $ 135.5         $ 166.8          $ 557.1

Net sales for fiscal 2000 increased 14.4% to $557.1 million from $486.9 million for fiscal 1999. Unit sales increased 10.5% to 3,508 million units during 2000 from 3,176 million units during 1999 as a result of increased volume with existing customers and increased sales of training pants. Average unit selling prices increased slightly during 2000 above 1999 levels as a result of a price increase in conjunction with a change in the number of diapers per retail sales package implemented during the fourth fiscal quarter. The favorable impact of the price increase was offset partially by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

As a result of increased volume we will continue to aggressively expand our capacity during 2001. Until new capacity is installed we may have difficulty in meeting all of our customer needs.

Net sales for fiscal 1999 decreased 8.7% to $486.9 million from $533.4 million in fiscal 1998. Unit sales decreased 8.3% to 3,176 million units during 1999 compared to 3,463 million units during 1998. The decrease in net sales was due to several reasons including the discontinuation of sales to a major customer as well as a customer preference for a mechanical closure system offered by one of the national brand competitors. Sales volumes for 1999 were also affected by discounts and promotional allowances offered by branded manufacturers and value segment competitors. However, the continued roll-out of an improved diaper, the introduction of a new training pant product and the launch of certain destination store brand product and marketing programs had a favorable impact on volume trends in the last half of 1999.

Cost of Sales
       (% of net sales)          First           Second           Third           Fourth           Fiscal
                                Quarter          Quarter         Quarter          Quarter           Year
                                -------          -------         -------          -------          ------
       1998                       79.0%           80.6%            77.9%           77.1%            78.6%
       1999                       86.0%           85.3%            84.4%           87.3%            85.7%
       2000                       79.5%           83.7%            81.3%           78.0%            80.5%

Cost of sales for fiscal 2000 increased 7.4% to $448.3 million from $417.5 million for fiscal 1999. Cost of sales as a percentage of net sales for fiscal 2000 decreased to 80.5% from 85.7% for fiscal 1999. The decrease in cost of sales as a percentage of sales was primarily attributable to improved manufacturing efficiencies and reduced depreciation expense offset partially by higher royalty and raw material costs. The decrease in depreciation expense is primarily the result of lower asset valuations due to the "fresh start" accounting as a result of our emergence from bankruptcy. (See "Note 1 of Notes to Consolidated Financial Statements.")

Cost of sales for fiscal 1999 decreased .4% to $417.5 from $419.4 for fiscal 1998. Cost of sales as a percentage of net sales for fiscal 1999 increased to 85.7% from 78.6% for fiscal 1998. This increase in cost of sales as a percentage of sales was primarily due to manufacturing inefficiencies due to lower volume and new product rollouts, increased raw material costs associated with new products and higher royalties as a result of the settlement and licensing agreements reached in the first quarter of 1999.

Gross Profit

       (% of net sales)          First           Second           Third           Fourth           Fiscal
                                Quarter          Quarter         Quarter          Quarter           Year
                                -------          -------         -------          -------          ------
       1998                       21.0%           19.4%            22.1%           22.9%            21.4%
       1999                       14.0%           14.7%            15.6%           12.7%            14.3%
       2000                       20.5%           16.3%            18.7%           22.0%            19.5%

Gross profit for fiscal 2000 increased 56.8% to $108.8 million from $69.4 million for fiscal 1999. Gross profit as a percentage of net sales increased to 19.5% for fiscal 2000 from 14.3% for fiscal 1999. (See "Cost of Sales.")

Gross profit for fiscal 1999 decreased 39.1% to $69.4 million from $114.0 million for fiscal 1998. Gross profit as a percentage of net sales decreased to 14.3% compared to 21.4% for fiscal 1998. (See "Cost of Sales.")

Selling, General, and Administrative Expenses

       (% of net sales)          First           Second           Third           Fourth           Fiscal
                                Quarter          Quarter         Quarter          Quarter           Year
                                -------          -------        --------          -------          ------
       1998                       12.6%           13.5%            15.2%           13.1%            13.6%
       1999                       15.4%           16.2%            14.8%           15.9%            15.6%
       2000                       14.4%           12.7%            12.2%            9.6%            12.0%

Selling, general, and administrative expenses for fiscal 2000 decreased 11.5% to $67.0 million from $75.7 million for fiscal 1999. Selling, general, and administrative expenses as a percentage of net sales for fiscal 2000 decreased to 12.0% from 15.6% for fiscal 1999. This decrease is primarily attributable to reduced promotional expenses and lower depreciation expenses partially offset by higher incentive-based compensation expense and severance paid to certain executives. The decrease in depreciation expense is primarily the result of lower asset valuations due to the "fresh start" accounting as a result of our emergence from bankruptcy. (See "Note 1 of Notes to Consolidated Financial Statements.")

Selling, general, and administrative expenses for fiscal 1999 increased 4.4% to $75.7 million from $72.6 million for fiscal 1998. Selling, general, and administrative expenses as a percentage of net sales for fiscal 1999 increased to 15.6% from 13.6% for fiscal 1998. The increase was primarily attributable to an increase in promotional spending, amortization, packaging design and artwork, information technology and sales and marketing expenditures. The increase in amortization expense resulted from the amortization of software and consulting costs associated with the implementation of an enterprise resource planning system in the fourth quarter of 1998. These increases were partially offset by lower incentive-based compensation expense, outside sales commissions and non-bankruptcy related legal charges.

Research and Development

Research and development costs for fiscal 2000 increased 20.6% to $4.4 million from $3.6 million for fiscal 1999. During 2000, we continued improving the "wearability" of our infant diaper products.

Research and development costs for fiscal 1999 decreased 8.2% to $3.6 million from $4.0 million for fiscal 1998. The decrease was primarily due to lower baby diaper product development and testing costs.

Manufacturing Operation Closing Costs

During 1999, we closed our Canadian subsidiary, PTB Canada, located in Brampton, Ontario. This facility was a diaper manufacturing plant servicing Canadian and export customers. The closure resulted in the termination of approximately 110 employees as the production needs were transferred to our manufacturing facility located in Harmony, Pennsylvania. We generally accrue the costs of employee terminations at the time of notification to the employees. Certain other costs, such as moving and relocation costs, are expensed as incurred. For the closure of this facility we incurred $1.6 million in costs of which $1.4 million was for employee severance and related costs and $.2 million was for asset write-downs for the Brampton equipment. Much of the Brampton manufacturing equipment was relocated to plants located in the United States during the fiscal year 2000 in order to increase capacity to meet market demands.

Settlement Contingencies

The settlement contingencies of $78.5 million recorded in 1998 represent additional accruals for the balance of the estimated settlement costs of claims in our Chapter 11 reorganization proceeding.

Operating Profit (loss)

Operating profit in 2000 increased to $37.4 million from an operating loss of $11.5 million in 1999 primarily as a result of the items discussed above. Operating profit in 2000 was reduced by non-recurring charges of $5.2 million related primarily to severance and litigation expenses. Operating loss in 1999 included non-recurring charges of $1.6 million related primarily to the closure of a manufacturing facility. Operating profit excluding non-recurring charges increased to $42.6 million in 2000 compared to an operating loss excluding non-recurring charges of $9.9 million in 1999.

Operating loss in 1999 decreased to $11.5 million from an operating loss of $41.0 million in 1998 primarily as a result of the items discussed above. Operating loss in 1999 was increased by non-recurring charges of $1.6 million related primarily to the closure of a manufacturing facility. Operating loss in 1998 was increased by non-recurring charges of $78.5 million related to estimated settlement costs of claims asserted in our Chapter 11 reorganization proceeding. Operating loss excluding non-recurring charges was $9.9 million in 1999 compared to an operating profit excluding non-recurring charges of $37.5 million in 1998.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries was $.6 million during 2000 compared to $2.3 million during 1999. The decrease is primarily attributable to currency devaluation in the Brazilian market and plant start up costs associated with a new manufacturing facility in the northeast of Brazil.

In fiscal year 1999, our equity in the earnings of our unconsolidated subsidiaries was $2.3 million compared to $4.1 million during 1998. The decrease in earnings reflects the write-off of capitalized start-up costs, losses associated with our China joint venture and losses associated with our Brazil joint venture.

Dividend Income from Unconsolidated Subsidiaries

Dividend income from unconsolidated subsidiaries for fiscal 2000 increased to $1.4 million from $1.0 million for fiscal 1999. The dividend represents a distribution from Grupo P.I. Mabe, S.A. de C.V., a Mexican manufacturer of infant diapers and other absorbent sanitary products, which is accounted for on the cost basis.

Dividend income of $1.0 million was recorded in 1999 compared to $.9 million in 1998.

Interest Expense

Interest expense for fiscal 2000 increased to $16.4 million from $.5 million for fiscal 1999 as a result of the issuance of $146.0 million in long-term debt in January 2000.

Interest expense for fiscal 1999 and 1998 was $.5 million.

Other Income, Net

Other income was $2.6 million, $2.5 million and $2.4 million for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. In 1998 and 1999 the amounts consisted primarily of interest income from Paragon-Mabesa International, S.A. de C.V., our joint venture in Tijuana, Mexico, ("PMI"). In 2000 it was approximately equally split between interest income from PMI and interest income from cash investments.

Bankruptcy Costs

Bankruptcy costs for fiscal 2000 were $10.4 million compared to $9.5 million in 1999. Bankruptcy costs were $9.5 million during 1999 compared to $6.3 million during 1998. These costs were primarily related to professional fees.

Provision for (benefit from) Income Taxes

Income tax expense from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $7.5 million in 2000 compared to income tax benefit of $1.4 million in 1999. We also reduced our tax benefit in 2000 by $2.4 million compared to $4.9 million in 1999 to account for the effects of certain non-deductible bankruptcy costs. In 2000, we decreased our valuation allowance adjustment by $41.2 million against our net deferred and other tax-related assets. In 1999, we increased our valuation allowance by $6.2 million against our net deferred and other tax-related assets. The reserve was necessary, as the utilization of our loss carryforwards is dependent upon sufficient future taxable income to offset the loss carryforwards.

Loss from Discontinued Operations

On August 10, 2000, we made a decision to concentrate on our core infant care business with the intent to sell our Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as we continue to work toward liquidating the assets of the segment. That segment ceased manufacturing operations in October 2000 with continued inventory shipments expected through the first quarter of 2001. We recorded a loss from operations of the discontinued segment, net of tax, in 2000, 1999 and fiscal 1998 of $17.6 million, $14.0 million and $16.9 million, respectively.

Extraordinary Items

During the first quarter of 2000 we recorded an extraordinary gain of $123.0 million for the discharge of indebtedness that resulted from the forgiveness of certain liabilities as a part of our plan of reorganization.

Net Income (loss) and EBITDA

Net income for 2000 was $112.8 million compared to a net loss of $28.4 million in 1999 and a net loss of $65.4 million in 1998.

Earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle excluding income taxes, bankruptcy costs, interest expense, depreciation and amortization and non-recurring charges (EBITDA) was $69.6 million in 2000 compared to $28.9 million in 1999 and $74.6 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, cash flow from operating activities increased to $36.9 million compared to $6.5 million in 1999. The increase was primarily the result of an increase in earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle, a decrease in depreciation and amortization, an increase in certain operating assets and liabilities and a reduction of cash used in operating activities of discontinued operations. Cash used in investing activities decreased in 2000 to $5.8 million from $17.4 million in 1999. The decrease was primarily the result of a reduction in capital expenditures and an increase in proceeds from the repayment of advances by an unconsolidated subsidiary. Capital expenditures during 2000 were primarily for two new training pant lines, equipment upgrades and software upgrades. Cash provided by financing activities increased $1.0 million in 2000 as a result of the sale of common stock. Cash and cash equivalents increased to $43.8 million at December 31, 2000 from $11.7 million at December 26, 1999.

During 1999, cash flow from operating activities was $6.5 million compared to $61.2 million in 1998. In 1998 adjusting for the loss contingency of $78.5 million previously discussed, we had net income before extraordinary item and cumulative effect of change in accounting principle of $30.1 million, compared to a loss in 1999 of $14.4 million. The year over year change of $44.5 million and a reduction of cash used in operating activities of discontinued operations primarily accounts for the year over year change. Cash used in investing activities decreased in 1999 to $17.4 million from $36.9 million in 1998 primarily as a result of increased proceeds from sale of property and equipment and repayment of advances by an unconsolidated subsidiary during 1999 compared to 1998. Capital expenditures during 1999 were primarily for three new training pant lines, equipment upgrades and software upgrades. Cash and cash equivalents decreased from $22.6 million at December 27, 1998 to $11.7 million at December 26, 1999.

On January 28, 2000, we entered into a new credit facility. The maximum borrowing under the credit facility may not exceed the lesser of $95 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of our company. (See "Note 8 of Notes to Consolidated Financial Statements.") There were no borrowings outstanding under the credit facility at December 31, 2000.

On January 28, 2000, we issued $146.0 million of 11.25 percent senior subordinated notes due 2005. These notes are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the indenture, falls below projected levels. We have not paid interest in kind for any payments due in 2000. (See "Note 8 of Notes to Consolidated Financial Statements.")

We expect to spend approximately $46 million on capital expenditures during 2001 primarily for capacity expansion, equipment upgrades and software upgrades.

Future Realization of Net Deferred Tax Asset

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($47.2 million) and operating loss carryforwards ("NOLs") ($34.4 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize the NOLs and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of these deferred tax assets, we need to generate approximately $246.5 million in future taxable income. Accordingly, we have estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. We currently have fully reserved our net deferred tax asset of $94.9 million. The future realization of the NOLs, which occurred prior to our emergence from bankruptcy, will be charged directly to capital surplus in accordance with "fresh start" accounting. (See "Note 6 of Notes to Consolidated Financial Statements.")

Recent Developments

In March 2001, through PTBI, we gave effect to a series of transactions with our Mexican joint venture partner. As a result of these transactions, PTBI:

     - increased its ownership interest in PMI from 49 percent to 51 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in PMI from the equity method to the consolidation method;

     - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in Grupo Mabe from the cost method to the equity method. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated; and

     - reduced its ownership interest in Stronger from 49 percent to 20 percent and our co-shareholder in Stronger increased its ownership interest accordingly. Paragon will continue to account for its indirect investment in Stronger under the equity method.

Through PTBI, we also entered into an option agreement with the majority Mexican shareholder in Grupo Mabe and PMI, pursuant to which, under certain circumstances (including a change of control of Paragon or PTBI), each of PTBI and the Mexican shareholder have certain "put" and "call" rights in respect of their respective interests in PMI and Grupo Mabe, in each case at contractually determined exercise prices.

Grupo Mabe is the holding company of a group of entities in Mexico, whose principal activity is the manufacture of baby diapers and other sanitary articles.

Stronger is a financial investment corporation that holds interest in companies that manufacture, distribute and sell disposable diapers, skin lotions for children and other personal care products primarily in Argentina, Colombia and Brazil.

Risks and Uncertainties

Increased Costs. As a part of the license agreements entered into in connection with our settlements with P&G and K-C, we have incurred and will continue to incur significant added costs in the form of royalties payable to both parties for sales of the licensed diaper and training pant products. While we believe that the royalties being charged by P&G and K-C under their respective license agreements are approximately the same royalties that will be paid by our major store brand competitors for similar patent rights, the royalties will have a material adverse impact on our future financial condition and results of operations as compared to pre-settlement.

Our overall raw material costs have increased during fiscal 2000 and our operating results may be adversely affected by any increases in raw materials costs in the future.

Pricing. Price increases are needed to fully offset the added royalty costs being incurred due to the P&G and K-C settlements described above. During the third quarter we began the process of implementing an effective price increase as a result of a package count change. Should we not be able to realize or maintain these price increases, our margins would be negatively impacted.

Realization of Investment in Feminine Care and Adult Incontinence Business. As a part of our strategy we decided to concentrate on our core infant care business and liquidate the Gaffney, South Carolina femcare and adult incontinence pad-oriented segment. The expected disposal date depends on market factors as we continue to work towards liquidating the assets of the segment. While we have estimated the costs associated with the discontinuance of this segment, the actual costs could change.

Branded Product Innovations. Because of the emphasis on product innovations in the disposable diaper market, patents and other intellectual property rights are an important competitive factor. The national branded manufacturers have sought to vigorously enforce their patent rights. Patents held by the national branded manufacturers could severely limit our ability to keep up with branded product innovations by prohibiting us from marketing products with comparable features. P&G and K-C have also heavily promoted diapers in the multi-pack configuration. These packages offer a lower unit price to the retailer and consumer. It is possible that we may realize lower selling prices and/or lower volumes as a result of these initiatives.

Increased Financial Leverage. As a result of the issuance of new debt as previously discussed, our principal and interest obligations have increased substantially. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity and our ability to fund capital expenditures, as a substantial portion of available cash from operations will have to be applied to meet debt service requirements.

Based upon anticipated improvements in our operations and certain cost savings measures, we believe that our cash flows from operations, borrowings under the credit facility and other sources of liquidity, will be adequate to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that anticipated improvements in operations and cost savings will be realized. If we are unable to generate sufficient cash flows from operations in the future, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Patent Litigation Risk. We operate in an industry in which patents are numerous and are frequently enforced vigorously. We have been sued for patent infringement in the past and could be sued for patent infringement in the future. The distraction and expense of a patent infringement suit, and any damages awards, additional royalty payments or injunctions that result from a patent infringement suit, could adversely affect our financial condition and results of operations.

Market for our Common Stock. Wellspring and its affiliates purchased 11,516,405 shares, or approximately 97 percent, of our common stock on January 28, 2000. A small amount of our outstanding common stock is traded sporadically on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board under the symbol PGTR. There can be no assurance that a liquid market will develop for our outstanding securities.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement No. 133") which must be adopted in our fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. We have determined that we currently have no derivative instruments; accordingly, Statement No. 133 is not expected to impact us.

In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached further consensuses on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. The issue addresses the income statement classification for shipping and handling fees and costs. We adopted EITF 00-10 in the fourth quarter of 2000 which resulted in us reclassifying shipping expenses from a reduction of Net Sales into Cost of Sales. The amount of the reclassification was $6.4 million, $7.6 million and $9.4 million for 2000, 1999 and 1998, respectively.

In May 2000, the Task Force also reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. When recognized, a cash incentive should be classified as a reduction of revenue. We adopted EITF 00-14 in the fourth quarter of 2000 which resulted in us reclassifying coupons expense from Selling, General and Administrative expense to a reduction in Net Sales. The amount of the reclassification was $5.7 million, $6.7 million and $4.7 million for 2000, 1999 and 1998, respectively.

Inflation

Inflation has not been a significant factor in our results of operations in recent years due to the modest rate of price increases in the United States and Canada.

Forward-Looking Statements

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Factors which could affect ours financial results, including but not limited to: increased raw material costs and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; increased financial leverage; and patent litigation, are described herein. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk-sensitive instruments and foreign currency exchange rate risks do not subject us to material market risk exposures.


ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                          PARAGON TRADE BRANDS, INC.

                                                                                         Page
                                                                                         ----
Responsibility for Financial Reporting                                                     20

Report of Independent Auditors                                                             21

Consolidated Statements of Operations for the three years in
         the period ended December 31, 2000                                                23

Consolidated Balance Sheets as of December 31, 2000 and
         December 26, 1999                                                                 25

Consolidated Statements of Cash Flows for the three years in
         the period ended December 31, 2000                                                26

Consolidated Statements of Comprehensive Income (Loss) for the three years in
         the period ended December 31, 2000                                                28

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
         for the three years in the period ended December 31, 2000                         29

Notes to Consolidated Financial Statements                                                 31

Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                                   53

                     RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the preparation of our consolidated financial statements appearing in this report. The financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, present fairly our financial position, results of operations and cash flows. The financial statements necessarily contain amounts that are based on the best estimates and judgments of management.

We maintain a system of internal controls which management believes is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and a program of internal audit are important elements of these control systems.

We maintain a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management has considered the internal auditors' recommendations concerning our system of internal controls and has taken actions that management believes are cost-effective in the circumstances to respond appropriately to these recommendations.

The Board of Directors, through its Audit Committee, is responsible for ensuring that both the management and the independent auditors fulfill their respective responsibilities with respect to our financial statements. The Committee meets regularly with representatives of management and internal and external auditors to review accounting, auditing and financial reporting matters.

As part of their audit of our consolidated financial statements, Ernst & Young LLP considered our system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.


David C. Nicholson
Executive Vice President and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
Paragon Trade Brands, Inc.


We have audited the accompanying consolidated balance sheet of Paragon Trade Brands, Inc. as of December 31, 2000 (Successor Company consolidated balance sheet), and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for the forty-eight week period ended December 31, 2000 (Successor Company operations) and for the five-week period ended January 28, 2000 (Predecessor Company operations). Our audit also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Trade Brands, Inc. at December 31, 2000 (Successor Company consolidated balance sheet) and the consolidated results of its operations and its cash flows for the forty-eight week period ended December 31, 2000 (Successor Company operations) and for the five-week period ended January 28, 2000 (Predecessor Company operations) in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its revenue recognition method for products sold.


                                                          /s/ Ernst & Young LLP



Atlanta, Georgia
February 9, 2001

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of Paragon Trade Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Trade Brands, Inc., a Delaware corporation, and subsidiaries, as of December 26, 1999 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' deficit and cash flows for each of the two years in the period ended December 26, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Trade Brands, Inc. and subsidiaries as of December 26, 1999,and the results of their operations and their cash flows for each of the two years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP


Atlanta, Georgia
February 2, 2000
(Except for the matter discussed in the next to the last paragraph of Note 11, as to which the date is March 24, 2000 and the matters discussed in Note 4 and the last two paragraphs of Note 2 as to which the date is March 16, 2001.)

                          PARAGON TRADE BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)

                                                          Successor
                                                           Company                                 Predecessor Company
                                                      ------------------     -------------------------------------------------------
                                                         Forty-Eight                Five
                                                         Weeks Ended            Weeks Ended          Year Ended         Year Ended
                                                        Dec. 31, 2000          Jan. 28, 2000       Dec. 26, 1999      Dec. 27, 1998
                                                      ----------------       ----------------     ----------------    -------------
Sales, net of discounts and allowances                $        507,334       $         49,767     $        486,918    $    533,407
Cost of sales                                                  407,561                 40,721              417,524         419,400
                                                      ----------------       ----------------     ----------------    -------------
Gross profit                                                    99,773                  9,046               69,394         114,007
Selling, general and administrative expenses                    61,310                  5,728               75,726          72,567
Research and development expense                                 4,081                    313                3,644           3,968
Manufacturing operation closing costs                               --                     --                1,555              --
Asset impairments                                                   --                     --                   --               8
Settlement contingencies (Notes 1 and 16)                           --                     --                   --          78,500
                                                      ----------------       ----------------     ----------------    -------------
Operating profit (loss)                                         34,382                  3,005              (11,531)        (41,036)
Equity in earnings of unconsolidated subsidiaries                  582                     --                2,339           4,077
Dividend income from unconsolidated subsidiary                   1,352                     --                  992             922
Interest expense/(1)/                                           16,318                     75                  482             450
Other income, net                                                2,502                     97                2,482           2,436
                                                      ----------------        ---------------     ----------------    ------------
Earnings (loss) from continuing operations before
     income taxes, bankruptcy costs, extraordinary
     item and cumulative effect of change in
     accounting principle                                       22,500                  3,027               (6,200)        (34,051)
Bankruptcy costs                                                    --                (10,399)              (9,538)         (6,302)
(Provision for) benefit from income taxes                       (7,587)                   100                1,350          (8,091)
                                                      ----------------        ---------------     ----------------    ------------
Earnings (loss) from continuing operations before
     extraordinary item and cumulative effect of
     change in accounting principle                             14,913                 (7,272)             (14,388)        (48,444)
Loss from discontinued operations - net of income
     taxes                                                      16,384                  1,195               13,988          16,939
                                                      ----------------        ---------------     ----------------    ------------
Loss before extraordinary item and cumulative
     effect of change in accounting principle                   (1,471)                (8,467)             (28,376)        (65,383)
Extraordinary item - gain from discharge of debt                    --                123,043                   --              --
Cumulative effect of change in accounting principle               (295)                    --                   --              --
                                                      ----------------        ---------------     ----------------    ------------
Net income (loss)                                     $         (1,766)       $       114,576     $        (28,376)   $    (65,383)
                                                      ================        ===============     ================    ============

Earnings (loss) per common share - basic:

Earnings (loss) from continuing operations
     before extraordinary item and cumulative
     effect of change in accounting principle         $           1.25        $          (.61)    $          (1.20)   $      (4.06)
Loss from discontinued operations                                (1.37)                  (.10)               (1.17)          (1.42)
                                                      ----------------        ---------------     ----------------    ------------
Loss per common share - before extraordinary item
     and cumulative effect of change in accounting
     principle                                                    (.12)                  (.71)               (2.37)          (5.48)
Extraordinary item                                                  --                  10.30                   --              --
Cumulative effect of change in accounting principle               (.03)                    --                   --              --
                                                      ----------------        ---------------     ----------------    ------------
Net income (loss) per common share                    $           (.15)       $          9.59     $          (2.37)   $      (5.48)
                                                      ================        ===============     ================    ============

Continued on next page.

                          PARAGON TRADE BRANDS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
             (Dollar amounts in thousands, except per share data)

Earnings (loss) per common share - diluted:

Earnings (loss) from continuing operations
     before extraordinary item and cumulative
     effect of change in accounting principle                    $1.24    $ (.61)     $(1.20)    $(4.06)
Loss from discontinued operations                                (1.36)     (.10)      (1.17)     (1.42)
                                                                 -----    ------      ------     ------
Earnings (loss) per common share - before
     extraordinary item and cumulative effect of
     change in accounting principle                               (.12)     (.71)      (2.37)     (5.48)
Extraordinary item                                                   -     10.30           -          -
Cumulative effect of change in accounting principle               (.03)        -           -          -
                                                                 -----    ------      ------     ------
Net income (loss) per common share                               $(.15)   $ 9.59      $(2.37)    $(5.48)
                                                                 =====    ======      ======     ======

---------------
(1)      Contractual interest                                    $   -    $  569      $5,626     $5,836
                                                                 =====    ======      ======     ======

(1)      Contractual interest - (See "Note 2 Interest Expense.")

See accompanying Notes to Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)


                                                                                        Successor                Predecessor
                                                                                         Company                   Company
                                                                                    -----------------         -----------------
                                                                                    December 31, 2000         December 26, 1999
                                                                                    -----------------         -----------------
Assets
Cash and cash equivalents                                                           $          43,780         $          11,657
Accounts receivable, net                                                                       79,796                    84,084
Inventories                                                                                    42,519                    40,086
Current portion of deferred income taxes                                                        1,219                     5,557
Prepaid expenses                                                                                1,975                     2,729
Current assets of discontinued operations                                                       2,385                    11,594
                                                                                    -----------------         -----------------
     Total current assets                                                                     171,674                   155,707
Property and equipment, net                                                                    69,437                    84,904
Construction in progress                                                                       14,851                     5,988
Assets held for sale                                                                            3,571                     2,312
Investment in unconsolidated subsidiary, at cost                                               20,911                    22,929
Investment in and advances to unconsolidated subsidiaries, at equity                           65,344                    56,215
Goodwill                                                                                            -                    30,900
Other assets                                                                                   10,185                    11,290
Non-current assets of discontinued operations                                                  11,117                    30,275
                                                                                    -----------------         -----------------
     Total assets                                                                   $         367,090         $         400,520
                                                                                    =================         =================

Liabilities and Shareholders' Equity (Deficit)
Checks issued but not cleared                                                       $           7,675         $           7,525
Accounts payable                                                                               42,577                    34,715
Accrued liabilities                                                                            49,201                    34,259
                                                                                    -----------------         -----------------
     Total current liabilities                                                                 99,453                    76,499
Liabilities subject to compromise (Note 1)                                                          -                   406,723
Long-term debt                                                                                146,000                         -
Deferred compensation                                                                               -                       211
Deferred income taxes                                                                           1,219                     6,904
                                                                                    -----------------         -----------------
     Total liabilities                                                                        246,672                   490,337


Commitments and contingencies (Notes 1 and 11)

Shareholders' equity (deficit):
Preferred stock:  (Predecessor Company) Authorized 10,000,000 shares,
     no shares issued, $.01 par value                                                               -                         -
Preferred stock:  (Successor Company) Authorized 5,000,000 shares,
     no shares issued, $.01 par value                                                               -                         -
Common stock:  (Predecessor Company) Authorized 25,000,000 shares,
     issued and outstanding 0 and 12,388,464 shares, $.01 par value                                 -                       124
Common stock:  (Successor Company) Authorized 20,000,000 shares,
     issued and outstanding 11,996,300 and 0 shares, $.01 par value                               120                         -
Capital surplus                                                                               119,972                   143,736
Common stock warrants:  (Successor Company) Issued 625,842 shares
     exercisable for 1 share at $18.91 for 10 years from Jan. 28, 2000                          2,275                         -
Accumulated other comprehensive loss                                                             (183)                   (1,213)
Retained deficit                                                                               (1,766)                 (222,134)
Less:  Treasury stock:  (Predecessor Company) 438,750 shares, at cost                               -                   (10,330)
                                                                                    -----------------         -----------------
     Total shareholders' equity (deficit)                                                     120,418                   (89,817)
                                                                                    -----------------         -----------------
     Total liabilities and shareholders' equity (deficit)                           $         367,090         $         400,520
                                                                                    =================         =================

See accompanying Notes to Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)


                                                                 Successor
                                                                  Company                        Predecessor Company
                                                               -------------     -------------------------------------------------
                                                                Forty-Eight          Five
                                                                Weeks Ended       Weeks Ended       Year Ended        Year Ended
                                                               Dec. 31, 2000     Jan. 28, 2000     Dec. 26, 1999     Dec. 27, 1998
                                                               -------------     -------------     -------------     -------------
Cash flows from operating activities:
Earnings (loss) from continuing operations before
     extraordinary item and cumulative effect of
     change in accounting principle                            $    14,913         $    (7,272)     $   (14,388)      $   (48,444)
Adjustments to reconcile earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                  20,150               2,328           33,043            29,717
     Deferred income taxes                                             128                 382             (166)             (343)
     Equity in earnings of unconsolidated subsidiaries,
         net of dividends                                              582                   -           (1,546)           (2,807)
     Write-down of assets                                              846                 173              660                 -
Changes in operating assets and liabilities:
     Accounts receivable                                            (9,521)             (4,039)           4,566           (15,797)
     Inventories and prepaid expenses                                2,056              (1,934)           9,687           (11,375)
     Accounts payable                                               12,133              (6,404)          (1,062)           34,529
     Checks issued but not cleared                                  (1,359)              1,509           (4,908)            3,058
     Prepetition reclamation payment authorized by court                 -                   -             (546)           (1,034)
     Liabilities subject to compromise                                   -             (13,032)               -                 -
     Accrued liabilities                                            12,470               7,254              491            85,255
     Other                                                           6,377                (429)          (4,032)           (1,655)
                                                               -----------         -----------      -----------       -----------
     Net cash provided by (used in) operating activities
         of continuing operations                                   58,775             (21,464)          21,799            71,104
     Net cash provided by (used in) operating activities
         of discontinued operations                                  1,116              (1,569)         (15,294)           (9,887)
                                                               -----------         -----------      -----------       -----------
     Net cash provided by (used in) operating activities            59,891             (23,033)           6,505            61,217

Cash flows from investing activities:
Expenditures for property and equipment                            (16,881)               (658)         (25,351)          (26,834)
Proceeds from sale of property and equipment                         3,410                 104            6,414             3,435
Repayment of advance from unconsolidated subsidiary,
     at equity                                                      10,579                   -            5,612                 -
Investment in unconsolidated subsidiary, at cost                         -                   -             (186)           (2,779)
Investment in and advances to unconsolidated
     subsidiaries, at equity                                          (647)             (1,200)          (2,760)           (5,375)
Proceeds from sale of subsidiary                                         -                   -              350             5,163
Other                                                               (1,501)              1,570             (855)           (9,043)
                                                               -----------         -----------      -----------       -----------
     Net cash used in investing activities of continuing
         operations                                                 (5,040)               (184)         (16,776)          (35,433)
     Net cash used in investing activities of
         discontinued operations                                      (477)                (87)            (609)           (1,449)
                                                               -----------         -----------      -----------       -----------
     Net cash used in investing activities                          (5,517)               (271)         (17,385)          (36,882)

Continued on next page.

                          PARAGON TRADE BRANDS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         (Dollar amounts in thousands)


                                                             Successor
                                                              Company                              Predecessor Company
                                                           -------------         ------------------------------------------------
                                                            Forty-Eight              Five
                                                            Weeks Ended           Weeks Ended       Year Ended       Year Ended
                                                           Dec. 31, 2000         Jan. 28, 2000    Dec. 26, 1999     Dec. 27, 1998
                                                           -------------         -------------    -------------     -------------
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings                        -                   -                -              (921)
Prepetition debt payment authorized by court                            -                   -                -            (1,867)
Additions to debt                                                       -              15,000                -                 -
Repayments of debt                                                (15,000)                  -                -                 -
Sale of common stock                                                1,053                   -                -                 -
                                                                 --------         -----------      -----------       -----------
     Net cash (used in) provided by financing activities          (13,947)             15,000                -            (2,788)
                                                                 --------         -----------      -----------       -----------
Net increase (decrease) in cash and cash equivalents               40,427              (8,304)         (10,880)           21,547
Cash and cash equivalents at beginning of period                    3,353              11,657           22,537               990
                                                                 --------         -----------      -----------       -----------
Cash and cash equivalents at end of period                       $ 43,780         $     3,353      $    11,657       $    22,537
                                                                 ========         ===========      ===========       ===========

Cash paid (received) during the period for:
     Interest, net of amounts capitalized                        $  9,814         $       232      $       645       $     1,557

     Income taxes                                                $ (2,937)        $      (619)     $       235       $        78

     Bankruptcy costs                                            $  3,424         $    10,819      $     7,507       $     2,461


Supplemental non-cash disclosures:
     Settlement of liabilities subject to compromise             $      -         $   393,691      $         -       $         -
     Extinguishment of stock
         (Predecessor Company)                                   $      -         $    24,918      $         -       $         -
     Issuance of stock/warrants                                                                    $         -       $         -
         (Successor Company)                                     $      -         $   121,185

     Issuance of senior subordinated notes                       $      -         $   146,000      $         -       $         -

See accompanying Notes to Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                         (Dollar amounts in thousands)


                                                          Successor
                                                           Company                            Predecessor Company
                                                        -------------       -----------------------------------------------------
                                                         Forty-Eight             Five
                                                         Weeks Ended         Weeks Ended          Year Ended         Year Ended
                                                        Dec. 31, 2000       Jan. 28, 2000       Dec. 26, 1999       Dec. 27, 1998
                                                        -------------       -------------       -------------       -------------
Net income (loss)                                       $     (1,766)        $    114,576        $    (28,376)       $    (65,383)

Other comprehensive income (loss)
     Foreign currency translation adjustments/(1)/              (183)               1,213                 627                (774)
                                                        ------------         ------------        ------------        ------------
Comprehensive income (loss)                             $     (1,949)        $    115,789        $    (27,749)       $    (66,157)
                                                        ============         ============        ============        ============

   _____________
(1)      Tax (benefit) expense                          $        (98)        $        761        $        393        $       (485)
                                                        ============         ============        ============        ============

See accompanying Notes to Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                         (Dollar amounts in thousands)


                                                                                 Accumulated
                                                                    Common          Other
                                        Common        Capital       Stock       Comprehensive       Retained        Treasury
                                         Stock        Surplus      Warrants         Loss             Deficit         Stock
                                       --------     ----------    ---------     -------------    -----------      ----------
BALANCE, December 28, 1997             $    123     $  144,368    $       -     $      (1,066)   $  (128,375)     $  (10,095)
     Net loss                                 -              -            -                 -        (65,383)              -
     Issuance of common stock                 1            150            -                 -              -               -
     Translation adjustment                   -              -            -              (774)             -               -
     Restricted stock forfeiture              -           (600)           -                 -              -            (189)
                                       --------     ----------    ---------     -------------    -----------      ----------
BALANCE, December 27, 1998                  124        143,918            -            (1,840)      (193,758)        (10,284)
     Net loss                                 -              -            -                 -        (28,376)              -
     Issuance of common stock                 -             28            -                 -              -               -
     Translation adjustment                   -              -            -               627              -               -
     Restricted stock forfeiture              -           (210)           -                 -              -             (46)
                                       --------     ----------    ---------     -------------    -----------      ----------
BALANCE, December 26, 1999                  124        143,736            -            (1,213)      (222,134)        (10,330)
     Net income                               -              -            -                 -        114,576               -
     Translation adjustment                   -              -            -               159              -               -
Effect of reorganization and
 and fresh-start accounting:
     Extinguishment of stock
       (Predecessor Company)               (124)      (143,736)           -             1,054        107,558          10,330
     Issuance of stock and
       warrants (Successor Company)         119        118,791        2,275                 -              -               -
                                       --------     ----------    ---------     -------------    -----------      ----------
BALANCE, January 28, 2000                   119        118,791        2,275                 -              -               -

     Net loss                                 -              -            -                 -         (1,766)              -
     Issuance of common stock                 1          1,052            -                 -              -               -
     Stock options granted                    -            129            -                 -              -               -
     Translation adjustment                   -              -            -              (183)             -               -
                                       --------     ----------    ---------     -------------    -----------      ----------
BALANCE, December 31, 2000             $    120     $  119,972    $   2,275     $        (183)   $    (1,766)     $        -
                                       ========     ==========    =========     =============    ===========      ==========

Continued on next page.

                          PARAGON TRADE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
                         (Dollar amounts in thousands)

The following summarizes the changes in the number of shares of capital stock and common stock warrants:

                                                                                       Common
                                                              Common                   Stock                   Treasury
                                                               Stock                  Warrants                   Stock
                                                       ---------------------    --------------------    ----------------------
BALANCE, December 28, 1997                                    12,343,324                       -                 388,658
     Issuance of common stock - Profit Sharing
          and Savings Plan                                        35,292                       -                       -
     Restricted stock forfeiture                                       -                       -                  41,038
                                                       ---------------------    --------------------    ----------------------
BALANCE, December 27, 1998                                    12,378,616                       -                 429,696
     Issuance of common stock - Profit Sharing
          and Savings Plan                                         9,848                       -                       -
     Restricted stock forfeiture                                       -                       -                   9,054
                                                       ---------------------    --------------------    ----------------------
BALANCE, December 26, 1999                                    12,388,464                       -                 438,750
     Extinguishment of stock
       (Predecessor Company)                                 (12,388,464)                      -                (438,750)
     Issuance of stock and warrants
       (Successor Company)                                    11,891,000                 625,842                       -
                                                       ---------------------    --------------------    ----------------------
BALANCE, January 28, 2000                                     11,891,000                 625,842                       -
     Issuance of common stock                                    105,300                       -                       -
                                                       ---------------------    --------------------    ----------------------
BALANCE, December 31, 2000                                    11,996,300                 625,842                       -
                                                       =====================    ====================    ======================

See accompanying Notes to Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands, except per share and per
                                  share data)


Note 1:  Chapter 11 Proceedings and Reorganization

On January 6, 1998, Paragon Trade Brands, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Section 101 et seq., in the United States Bankruptcy Court for the Northern District of Georgia (Case No. 98-60390). The Chapter 11 filing did not include our wholly owned subsidiaries including Paragon Trade Brands (Canada) Inc., ("PTB Canada"), PTB International, Inc., ("PTBI"), PTB Acquisition Sub, Inc., Paragon Trade Brands FSC, Inc. and Changing Paradigms, Inc. ("Changing Paradigms"), which was sold in October 1998. The following information summarizes the combined results of operations for the years ended December 26, 1999 and December 27, 1998, as well as the combined balance sheets as of December 26, 1999 for these subsidiaries. This information has been prepared on the same basis as the consolidated financial statements.

                                              December 26, 1999            December 27, 1998
                                              -----------------            -----------------
Sales, net of discounts and allowances        $      26,269                $      57,374
Gross profit                                  $       1,714                $      10,161
Earnings before income taxes                  $       1,967                $      10,034
Net earnings                                  $       2,354                $       7,277

                                              December 26, 1999
                                              -----------------
Current assets                                $       5,612
Non-current assets                            $      59,477
Current liabilities                           $       1,840
Non-current liabilities                       $       3,306

On January 28, 2000, we emerged from Chapter 11 protection as contemplated by a Second Amended Plan of Reorganization (the "Plan") and a related Disclosure Statement, the terms of which included an investment by Wellspring Capital Management LLC, ("Wellspring"), and withdrawal of appeals of settlements of our patent infringement lawsuits with The Procter & Gamble Company and Kimberly-Clark Corporation.

Reorganization. On January 28, 2000, in connection with the emergence from Chapter 11 protection, all of our pre-petition obligations were discharged. Pursuant to the Plan, Wellspring and certain of its affiliates purchased an aggregate of 11,516,405 shares, or approximately 97 percent, of the common stock of the reorganized Company for cash of $115,200. This cash was paid directly to the creditors of the Predecessor Company.

Credit Facility. On January 28, 2000, we and certain subsidiaries of ours, as guarantors, entered into a three-year $95,000 financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. ("Citicorp").

Senior Subordinated Notes. On January 28, 2000, we issued $146,000 of 11.25 percent senior subordinated notes due 2005 (the "New Notes") as contemplated under the Plan.

Fresh Start Accounting. We have recorded the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. "Fresh start" accounting was required because there was more than a 50 percent change in our ownership and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy.

Our reorganization value of approximately $360,000 as of January 28, 2000 was determined by management, with assistance from independent financial professionals. The methodology employed involved estimation of enterprise value which was determined to be approximately $280,000, including approximately $15,000 in borrowings under the Credit Facility, taking into account a discounted cash flow analysis. Approximately $76,000 of post-petition liabilities were assumed by us.

At January 28, 2000, current assets and current liabilities were recorded at their historical carrying values as such amounts approximate their fair market value. Property and equipment was recorded at its appraised value as determined by an independent appraisal based on a "continued use value," which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale was valued at estimated net realizable value. Our foreign investments were valued based on an estimation of enterprise value taking into account a discounted cash flow analysis. Other non-current assets were stated at historical carrying values which approximated fair value. As the reorganization value was less than the current valuations of the assets, as stated above, the resulting deficit was allocated proportionally to the non-current assets.

In connection with the recording of "fresh start" accounting, we recorded an extraordinary gain of $123,043 in 2000 related to discharge of debt.

The effect of the Plan on our condensed consolidated balance sheet as of January 28, 2000, was as follows (unaudited):

                                         Predecessor              Adjustments                                   Successor
                                           Company                 To Record                                     Company
                                        Balance Sheet               Plan of              Fresh Start          Balance Sheet
                                       January 28, 2000           Confirmation          Adjustments(8)       January 28, 2000
                                       ----------------    --------------------------  ---------------       ----------------
Current assets                          $       157,142    $   (16,478)/(1)(2)(3)(5)/  $        2,830         $      143,494

Property and equipment, net                     122,878              -                        (11,372)               111,506
Investments in and advances to
     unconsolidated subsidiaries                 80,344              -                         14,030                 94,374
Goodwill                                         30,749              -                        (30,749)                     -
Other assets                                     10,243          1,224/(2)/                    (1,619)                 9,848
                                        ---------------    ------------                --------------         --------------
     Total assets                       $       401,356    $    (15,254)               $      (26,880)        $      359,222
                                        ===============    ============                ==============         ==============

Current liabilities                     $        81,639    $       (921)/(3)/          $       (4,508)        $       76,210
Liabilities subject to compromise               406,220        (406,220)/(1)(4)(5)(6)/              -                      -
Long-term debt                                        -         161,000/(4)(5)/                     -                161,000
Other                                             2,684               -                        (1,857)                   827
                                        ---------------    ------------                --------------         --------------
     Total liabilities                          490,543        (246,141)                       (6,365)               238,037

Common stock                                        124              (5)/(6)(7)/                    -                    119
Capital surplus                                 143,736         (24,945)/(6)(7)/                    -                118,791
Common stock warrants                                 -           2,275/(1)(6)/                     -                  2,275
Foreign currency translation
     adjustments                                 (1,055)              -                         1,055                      -
Accumulated deficit                            (221,662)        243,232/(6)(7)/               (21,570)                     -
Treasury stock                                  (10,330)         10,330/(7)/                        -                      -
                                        ---------------    ------------                --------------         --------------
     Shareholders' equity (deficit)             (89,187)        230,887                       (20,515)               121,185
                                        ---------------    ------------                --------------         --------------
     Total liabilities and
       shareholders' equity (deficit)   $       401,356    $    (15,254)               $      (26,880)        $      359,222
                                        ===============    ============                ==============         ==============

____________________
/(1)/ To record reduction of cash to pay certain liabilities subject to compromise and reduction of certain receivables that were offset against liabilities subject to compromise.

/(2)/ To record deferred financing costs of the Credit Facility.

/(3)/ To record payment of certain accrued professional fees related to the bankruptcy.

/(4)/ To record the extinguishment of liabilities subject to compromise per the Plan.

/(5)/ To record the issuance of the New Notes and borrowings under the Credit Facility.

/(6)/ To record the issuance of 11,996,300 shares of common stock at $10 per share, issuance of 625,842 warrants to purchase common stock, gain from extinguishment of debt and certain fees arising from confirmation of the Plan.

/(7)/ To record the extinguishment of common stock (Predecessor Company).

/(8)/ To record the effect of "Fresh start" accounting, including recording assets at their current fair values adjusted for the reorganization value.


Note 2: Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Related Information

Paragon is the leading manufacturer of store brand infant disposable diapers in North America. We manufacture a line of premium and economy diapers, training pants which are distributed throughout North America, primarily through mass merchandisers, grocery and food stores, warehouse clubs, toy stores and drug stores that market the products under their own store brand names. We have also established international joint ventures in Mexico, Argentina, Brazil, Colombia and China for the manufacture and sale of infant disposable diapers and other absorbent personal care products.

Our consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts based on management's estimates and assumptions. The estimates and assumptions of management affect the reported amounts of assets, liabilities, revenues and expenses, including disclosures regarding contingent assets and liabilities. Actual results may differ from those reported due to these estimates and assumptions.

We use a 52 week year as our annual fiscal reporting period, however this necessitates that every seventh year we use a 53 week year to ensure that our fiscal calendar remains coordinated with the year end Julian calendar. The fiscal year ended December 31, 2000 is a 53 week year while the years ended December 26, 1999 and December 27, 1998 include 52 weeks.

Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Deposits with banks are federally insured in limited amounts. The obligation for outstanding checks is reflected as checks issued but not cleared.

Accounts Receivable

Receivables consist of the following:

                                               December 31, 2000      December 26, 1999
                                               -----------------      -----------------
Accounts receivable - trade                       $     63,748          $     66,181
Current portion of advances to equity
     subsidiary                                         11,284                11,059
Other receivables                                       11,404                20,643
                                               -----------------      -----------------
                                                        86,436                97,883
Less:  Allowance for doubtful accounts                  (6,640)              (13,799)
                                               -----------------      -----------------
Net receivables                                   $     79,796          $     84,084
                                               =================      =================

Inventories

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out ("LIFO") method is used to value domestic pulp and diaper-related finished goods inventories. The first-in, first-out ("FIFO") method is used to value all other inventories. Had the FIFO method been used to value the domestic pulp and finished goods inventories, the amounts at which they are stated would have been $33 and $3,883 greater at December 31, 2000 and December 26, 1999, respectively. The decrease reflects our emergence from bankruptcy and implementation of "fresh start" accounting. (See "Note 1.")

During the fiscal years ended December 31, 2000 and December 26, 1999, we liquidated certain LIFO inventories. The effect of this liquidation was to increase income before taxes by approximately $2,049 in 2000 and decrease the loss before taxes by $136 in 1999.

Inventories consist of the following:

                                     December 31, 2000      December 26, 1999
                                     -----------------      -----------------
LIFO:
       Raw materials - pulp          $             231      $              40
       Finished goods                           24,858                 22,068
FIFO:
       Raw materials - other                     4,450                  5,754
       Materials and supplies                   15,339                 17,777
                                     -----------------      -----------------
                                                44,878                 45,639
       Reserve for excess and
         obsolete items                         (2,359)                (5,553)
                                     -----------------      -----------------
Net inventories                      $          42,519      $          40,086
                                     =================      =================

Property and Equipment

Our property accounts are maintained on an individual asset basis. Betterments and replacements of major units are capitalized. Maintenance, repairs and minor replacements are expensed. Depreciation is provided on the straight-line method at rates based upon estimated useful lives as follows:

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

Property and equipment, at cost, are as follows:

                                     December 31, 2000      December 26, 1999
                                     -----------------      -----------------
Land                                 $           2,308      $           2,836
Buildings and improvements                      13,394                 29,845
Machinery and equipment                         74,545                218,443
                                     -----------------      -----------------
                                                90,247                251,124
Less:  Allowance for depreciation              (20,810)              (166,220)
                                     -----------------      -----------------
Net property and equipment           $          69,437      $          84,904
                                     =================      =================

Patents and Trademarks

We operate in a commercial field in which patents relating to the products, processes, apparatus and materials are numerous. We take careful steps in designing, producing and selling our products to attempt to avoid infringing any valid patents of our competitors. However, there can be no assurance that we will not be challenged with respect to patents in the future.

Purchased patents and trademarks are amortized on a straight-line basis over a five-year life. In 1999, we acquired a non-exclusive, fully paid-up, irrevocable worldwide license to the Tracy patent for $500. Amortization expense for such patent license was $100 for the year ended December 31, 2000 and $50 for the year ended December 26, 1999. Accumulated amortization was $90 and $5,573 at December 31, 2000 and December 26, 1999, respectively on all patents and trademarks.

Significant Licensing Agreements

We have agreements on certain key components of diaper designs with other diaper manufactures for a specified percentage of net sales.

Investments in Unconsolidated Subsidiaries

On January 26, 1996, we purchased through our subsidiary Paragon Trade Brands, International ("PTBI") a 15 percent interest in Grupo P.I. Mabe, S.A. de C.V. ("Grupo Mabe"), the second largest manufacturer of infant disposable diapers in Mexico. In 1999 and 1998, based on Grupo Mabe prior year's financial results, we paid additional consideration of $200 and $2,800, respectively. The investment is carried at cost in the accompanying consolidated balance sheets.

We also own a 49 percent interest in Paragon-Mabesa International, S.A. de C.V. ("PMI"), a manufacturer of infant diapers in Tijuana, Mexico. The investment is accounted for using the equity method. A summary of financial information for PMI is as follows:

                                                     As of and for the
                                                       Year Ended
                                                     December 31, 2000
                                                   ---------------------
Current assets                                     $              34,509
Non-current assets                                                36,019
                                                   ---------------------
     Total assets                                  $              70,528
                                                   ====================-

Current liabilities                                $              34,532
Non-current liabilities                                           19,433
                                                   ---------------------
     Total liabilities                             $              53,965
                                                   =====================

Sales, net of discounts and allowances             $              96,199
Cost of sales                                                     76,762
                                                   ---------------------
Gross profit                                       $              19,437
                                                   =====================

Net income                                         $               5,397
                                                   =====================

On August 26, 1997, PTBI purchased a 49 percent interest in Stronger Corporation S.A. ("Stronger"), a financial investment corporation incorporated under Uruguayan law. An affiliate of Grupo Mabe owns the remaining 51 percent. Stronger has been used to establish joint ventures in Argentina, Colombia and Brazil and can be used to establish additional Latin American joint ventures. In 1999 and 1998, we made additional capital contributions to Stronger of $2,000 and $2,000, respectively. The investment is accounted for using the equity method.

On August 26, 1997, Stronger acquired 70 percent of Serenity S.A., the third largest diaper manufacturer in Argentina. Stronger also acquired an option to purchase the remaining 30 percent interest in Serenity by 2002 at a contractually determined exercise price. Serenity manufactures infant disposable diapers, sanitary napkins and adult incontinence products in two facilities. PTBI advanced $5,700 to Stronger, its pro-rata share of the purchase price in 1997, and paid additional consideration of $600 and $647 in 1998 and 2000, respectively. All amounts paid to date by PTBI are classified as investment in and advances to unconsolidated subsidiaries, at equity, in the accompanying balance sheet. Stronger paid the 1999 additional consideration.

On November 10, 1997, Stronger acquired 99 percent of the disposable diaper business of MPC Productos para Higiene Ltda. ("MPC"). MPC is engaged in the manufacture, distribution, and sale of disposable diapers, skin lotions for children and other personal care products.

In 1998, we established Goodbaby Paragon Hygienic Products Co. Ltd., ("Goodbaby") a manufacturing and marketing joint venture in China with Goodbaby Group of Kunshan City and First Shanghai Investment of Hong Kong. We purchased a 40 percent interest in the joint venture with Goodbaby Group and First Shanghai Investment purchasing 30 percent each. Initial registered capital of the venture was approved by the Chinese government at $15,000, to be funded over a two-year period. A joint venture business license was approved by the Chinese government on December 31, 1997. Groundbreaking for a new factory took place in February 1998. The joint venture began production and distribution of infant disposable diapers in October 1998. Paragon made capital contributions of $1,200 in 2000, $800 in 1999 and $4,000 in 1998. The investment is accounted for using the equity method.

As discussed above, Stronger and Goodbaby are accounted for under the equity method at 49 and 40 percent, respectively. A summary of financial information for Stronger and Goodbaby combined is as follows:

                                                     As of and for the
                                                        Year Ended
                                                     December 31, 2000
                                                   --------------------
Current assets                                     $             41,798
Non-current assets                                               38,844
                                                   --------------------
     Total assets                                  $             80,642
                                                   ====================

Current liabilities                                $             35,344
Non-current liabilities                                          23,039
                                                   --------------------
     Total liabilities                             $             58,383
                                                   ====================

Minority interest                                  $              2,753
                                                   ====================

Sales, net of discounts and allowances             $             88,185
Cost of sales                                                    68,417
                                                   --------------------
Gross profit                                       $             19,768
                                                   ====================

Net loss                                           $             (3,736)
                                                   ====================

Through December 31, 2000, there have been no dividend distributions to us from PMI, Stronger or Goodbaby. We received dividend distributions of $1,352 and $992 from Grupo Mabe in the years ended December 31, 2000 and December 26, 1999, respectively. We recorded a dividend of $922 declared by Grupo Mabe in the year ended December 27, 1998, which was paid in 1999.

All investments were revalued as of January 28, 2000 upon our emergence from bankruptcy and implementation of "fresh start" accounting (See "Note 1"). As a result of the revaluation, implied goodwill was recorded for each of the investments on the equity method and is being amortized over a 20-year life. The implied goodwill values were as follows at December 31, 2000: Stronger, $18,668; PMI, $11,332; and Goodbaby, $762.

We have consolidated retained earnings of $582 from undistributed earnings of subsidiaries under the equity method as of December 31, 2000.

Goodwill

On February 8, 1996, we completed the purchase of substantially all of the assets of Pope & Talbot, Inc.'s disposable diaper business. Goodwill was recorded in connection with such transaction and represents the excess of the cost of these assets over their estimated fair value at the date of acquisition and was amortized on a straight line basis over 20 years. The goodwill was written off when we emerged from bankruptcy and implemented "fresh start" accounting. (See "Note 1.")

Amortization expense was $151, $1,919 and $1,919 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. Accumulated amortization was $7,494 as of December 26, 1999.

Other Assets - Software

The primary component of other assets is capitalized software and development costs which are being amortized on a straight-line basis over a 10-year life.

Amortization expense was $916, $3,028 and $451 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. Accumulated amortization was $811 and $3,470 at December 31, 2000 and December 26, 1999, respectively. The decrease in accumulated amortization reflects the implementation of "fresh start" accounting. (See "Note 1.")

Accrued Liabilities

Accrued liabilities are as follows:

                                        December 31, 2000    December 26, 1999
                                        -----------------    -----------------
Payroll                                 $          14,160    $           8,369
Coupons and promotions                              3,502                8,214
Royalties                                          16,995                8,225
Interest                                            7,000                    -
Reserve for discontinued operations                 1,822                    -
Other                                               5,722                9,451
                                        -----------------    -----------------
Total                                   $          49,201    $          34,259
                                        =================    =================

Fair Values of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash, accounts receivable and accounts payable approximates fair market value; the carrying amount of long-term debt approximates fair market value based on our current risk profile. PTBI's additional consideration obligation for 2000 was satisfied as discussed above in the investment in unconsolidated subsidiaries note.

Significant Customer

During the years ended December 31, 2000, December 26, 1999 and December 27, 1998, the percentages of net sales to an individual customer whose sales represent in excess of 10 percent of net sales were 36, 25 and 19, respectively. These sales consisted primarily of infant care products.

During the years ended December 31, 2000 and December 26, 1999, the percentages of trade accounts receivable to an individual customer whose balance represents in excess of 10 percent of accounts receivable - trade were 38 and 27, respectively. The 2000 percentage represented one customer and the 1999 percentage represented two customers who were 16 and 11 percent, respectively. These sales consisted primarily of infant care products.

Revenue Recognition

We recognize revenue when goods are delivered and title has passed to customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides various guidance on issues surrounding the timing of the recognition of revenue. We adopted SAB 101 in the fourth quarter of 2000 resulting in a $295 charge (net of an income tax benefit of $185). The change was recorded as a cumulative effect of an accounting change.

Assets Held for Sale

Assets held for sale at December 31, 2000 and December 26, 1999 were $3,571 and $2,312, respectively. The assets held for sale in 2000 represent obsolete manufacturing equipment. The timing of the disposition is dependent upon a number of market factors and cannot be accurately predicted. In 1999, the assets consisted of diaper manufacturing equipment of $1,071 primarily from the shutdown of the Brampton, Canada plant and $1,241 for the Brampton facility held for sale. The Brampton facility was sold in February 2000 for $2,313.

Interest Expense

Total contractual interest expense for years 2000, 1999 and 1998, prior to our emergence from bankruptcy on January 28, 2000, was $569, $5,626 and, $5,836, respectively. Due to the bankruptcy proceedings only portions of the contractual interest were deemed payable and recognized as interest expense.

Income Taxes

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured based on enacted tax laws and rates without anticipation of future changes. Effects on deferred taxes of enacted changes in tax laws are recognized in income for financial statement purposes in the period of enactment.

As of December 31, 2000, there was approximately $8,373 of cumulative undistributed earnings of our foreign subsidiaries and investments accounted for by the equity method. Under existing law, undistributed earnings are not subject to U.S. tax until distributed as dividends. Furthermore, any taxes that are paid to foreign governments on such future earnings may be used, in whole or in part, as credits against the U.S. tax on any distributions from such earnings.

Foreign Currency

Assets and liabilities of operations whose functional currency is other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at average rates during the period.

Profit Sharing and 401(k) Plans

Paragon has both a defined contribution profit sharing plan and a 401(k) savings plan, known as the Paragon Retirement Investment Savings Management Plan ("PRISM"), covering most of its employees. As amended in 1999, "PRISM" provides for employee 401(k) deferrals as well as employer contributions for retirement and profit sharing. "PRISM" participants are fully vested with respect to employer profit sharing and 401(k) matching contributions made prior to March 1, 1999, after three years of service. Employee contributions and employer retirement contributions after March 1, 1999 vest immediately. Contributions to "PRISM" are based on a percentage of employees' wages. Contributions for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998 were $2,362, $2,936 and $2,589, respectively.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement No. 133) which must be adopted in our fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. We have determined that we currently have no derivative instruments; accordingly, Statement No. 133 is not expected to have an impact on our financial statements.

In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached further consensuses on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. The issue addresses the income statement classification for shipping and handling fees and costs. We adopted EITF

00-10 in the fourth quarter of 2000 which resulted in us reclassifying shipping expenses from a reduction of Net Sales into Cost of Sales. The amount of the reclassification was $6,431, $7,567 and $9,449 for 2000, 1999 and 1998,
respectively.

In May 2000, the Task Force also reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. When recognized, a cash incentive should be classified as a reduction of revenue. We adopted EITF 00-14 in the fourth quarter of 2000 which resulted in us reclassifying coupon expense from Selling, General and Administrative expense to a reduction of Net Sales. The amount of the reclassification was $5,657, $6,735 and $4,665 in 2000, 1999 and 1998, respectively.


Note 3:    Manufacturing Operation Closing Costs

On April 30, 1999, we announced that our Canadian subsidiary, Paragon Trade Brands (Canada), Inc., would cease manufacturing infant disposable diapers at its Brampton, Ontario facility. Manufacturing operations ceased during June 1999 and resulted in severing the employment of approximately 110 employees. For the period ended December 26, 1999, the consolidated statements of operations include $1,555 of pre-tax charges as a result of cessation of manufacturing operations. The charge consisted of $1,400 of employee severance and related items and $155 of asset write-downs.

We expect to utilize most of the Brampton diaper making equipment in its U.S. operations, and residual equipment will be held for sale. The Brampton facility was placed for sale in the fourth quarter of 1999 and sold to a third party in February of 2000 for $2,313.


Note 4:    Discontinued Operation

On August 10, 2000, we made a decision to concentrate on our core infant care business with the intent to sell our Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as we continue to work toward liquidating the assets of the segment. That segment ceased manufacturing operations in October 2000 and will have some continued inventory shipments until approximately March 2001. Our consolidated financial statements for all periods presented have been restated to reflect the femcare and adult incontinence segment as a discontinued operation. Assets of the discontinued operation have been reflected in the consolidated balance sheet as current or non-current based on the nature of the amounts. No liabilities are anticipated to be assumed by a third party and therefore they are reflected in continuing operations.

The following is a summary of the assets of the discontinued operation:

                                                                 Successor                 Predecessor
                                                                  Company                    Company
                                                              -----------------         -----------------
                                                              December 31, 2000         December 26, 1999
                                                              -----------------         -----------------
Cash and short-term investments                              $               37         $              28
Accounts receivable                                                       1,352                     1,892
Inventories - net                                                           990                     8,658
Prepaid expenses                                                              6                     1,016
                                                             ------------------         -----------------
Current assets of discontinued operations                    $            2,385         $          11,594
                                                             ==================         =================

Property and equipment                                       $           11,117         $          30,270
Other                                                                         -                         5
                                                             ------------------         -----------------
Non-current assets of discontinued operations                $           11,117         $          30,275
                                                             ==================         =================

We reported a loss from operations of the discontinued segment, net of tax, of $17,579, $13,988 and $16,939 for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. Net sales were $13,560, $12,570 and $6,584 for discontinued operations for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

At December 31, 2000, we had accrued $8,587 for costs expected to be incurred in disposing of the remaining assets of the segment.


Note 5:       Bankruptcy Costs

Bankruptcy costs directly associated with our Chapter 11 reorganization proceedings consisted of the following:

                                                                    Predecessor
                                                                      Company
                                            ------------------------------------------------------------
                                                  Five
                                              Weeks Ended            Year Ended           Year Ended
                                             Jan. 28, 2000         Dec. 26, 1999         Dec. 27, 1998
                                            ----------------      ----------------      ----------------
Professional fees                           $          6,990      $          9,061      $         6,772
Employee confirmation bonuses                          3,308                     -                    -
Amortization of
     debtor-in-possession credit costs                    50                   616                  813
Other                                                    125                   156                  160
Interest income                                          (74)                 (295)              (1,443)
                                            ----------------      ----------------      ----------------
Bankruptcy costs                            $         10,399      $          9,538      $          6,302
                                            ================      ================      ================

Note 6:       Income Taxes

Earnings (losses) from continuing operations before taxes, extraordinary item and cumulative effect of change in accounting principle which are the basis for tax expense are as follows:

                                               Successor                                 Predecessor
                                                Company                                    Company
                                           ---------------       ------------------------------------------------------------
                                              Forty-Eight              Five
                                              Weeks Ended          Weeks Ended            Year Ended           Year Ended
                                             Dec. 31, 2000        Jan. 28, 2000         Dec. 26, 1999         Dec. 27, 1998
                                           ----------------      ----------------      ----------------      ---------------
Domestic                                   $         21,923      $         (7,416)     $        (14,453)     $       (45,300)
Foreign                                                 577                    44                (1,285)               4,947
                                           ----------------      ----------------      ----------------      ---------------
                                           $         22,500      $         (7,372)     $        (15,738)     $       (40,353)
                                           ================      ================      ================      ===============

As provisions for (benefits from) income taxes are allocated to discontinued operations for the five week period ended January 28, 2000 and the forty-eight week period ended December 31, 2000, a reconciliation between the federal statutory rate and the effective tax rate on continuing operations before taxes, extraordinary item and cumulative effect of change in accounting principle follows for those periods. Because we had losses from continuing operations and discontinued operations during the years ended December 26, 1999 and December 27, 1998, provisions for (benefits from) income taxes are not allocated to discontinued operations for those years. A reconciliation between the federal statutory rate and the effective tax rate on net income before taxes follows for the years ended December 26, 1999 and December 27, 1998.

                                               Successor                                 Predecessor
                                                Company                                    Company
                                             -------------        ---------------------------------------------------------
                                              Forty-Eight              Five
                                              Weeks Ended          Weeks Ended            Year Ended           Year Ended
                                             Dec. 31, 2000        Jan. 28, 2000         Dec. 26, 1999         Dec. 27, 1998
                                             -------------        -------------         -------------         -------------
Expected provision for
     (benefits from) income
     taxes at the statutory rate             $       7,875        $      (2,590)        $     (10,404)        $     (20,052)
State income taxes, net of
     federal tax benefit                               690                 (174)               (1,040)               (2,005)
Equity earnings                                       (204)                   -                  (892)                 (983)
Nondeductible bankruptcy expenses                        -                2,420                 4,940                     -
Change in valuation allowance                            -                    -                 6,181                32,585
Goodwill                                            (1,311)                   -                     -                     -
All other, net                                         537                  244                  (135)               (1,454)
                                             -------------        -------------         -------------         -------------
                                             $       7,587        $        (100)        $      (1,350)        $       8,091
                                             =============        =============         =============         =============

For the five week period ended January 28, 2000 and the forty-eight week period ended December 31, 2000, respectively, the change in the valuation allowance arose primarily due to "fresh start" adjustments and discontinued operations; and therefore, the change does not impact the rate reconciliation from continuing operations. In 2000, the valuation allowance decreased by $41,200.

Provisions for (benefits from) income taxes allocated to the following are:

                                               Successor                                 Predecessor
                                                Company                                    Company
                                             -------------        ---------------------------------------------------------
                                              Forty-Eight              Five
                                              Weeks Ended          Weeks Ended            Year Ended           Year Ended
                                             Dec. 31, 2000        Jan. 28, 2000         Dec. 26, 1999         Dec. 27, 1998
                                             -------------        -------------         -------------         -------------
Continuing operations                         $      7,587         $       (100)         $     (1,350)         $      8,091
Discontinued operations                             (5,769)                   -                     -                     -
Cumulative effect of change in
     accounting principle                              185                    -                     -                     -
                                              ------------         ------------          ------------          ------------
Total income tax expense                      $      2,003         $       (100)         $     (1,350)         $      8,091
                                              ============         ============          ============          ============

Provisions for (benefits from) income taxes include the following:

                                               Successor                                 Predecessor
                                                Company                                    Company
                                             -------------        ---------------------------------------------------------
                                              Forty-Eight              Five
                                              Weeks Ended          Weeks Ended            Year Ended           Year Ended
                                             Dec. 31, 2000        Jan. 28, 2000         Dec. 26, 1999         Dec. 27, 1998
                                             -------------        -------------         -------------         -------------
Federal:
     Current                                  $        336         $       (100)         $       (744)         $      4,647
     Deferred                                            -                    -                     -                   967
                                             -------------        -------------         -------------         -------------
                                                       336                 (100)                 (744)                5,614
                                             -------------        -------------         -------------         -------------
State:
     Current                                            75                    -                  (138)                  598
     Deferred                                            -                    -                     -                   161
                                             -------------        -------------         -------------         -------------
                                                        75                    -                  (138)                  759
                                             -------------        -------------         -------------         -------------
Foreign:
     Current                                         1,592                    -                  (333)                2,096
     Deferred                                            -                    -                  (135)                 (378)
                                             -------------        -------------         -------------         -------------
                                                     1,592                    -                  (468)                1,718
                                             -------------        -------------         -------------         -------------

                                              $      2,003         $       (100)         $     (1,350)         $      8,091
                                             =============        =============         =============         =============

Net deferred income tax assets (liabilities) are attributable to the following temporary differences:

                                                    Successor                                 Predecessor
                                                     Company                                    Company
                                                 -----------------           ----------------------------------------------
                                                    Forty-Eight                    Five
                                                    Weeks Ended                 Weeks Ended
                                                 December 31, 2000           January 28, 2000             December 26, 1999
                                                 -----------------           ----------------             -----------------
Intangible assets                                 $          -                $          -                 $     (1,857)
Net property and equipment                              (2,783)                     (1,645)                      (6,415)
Goodwill and other intangibles                           2,612                       2,927                        9,302
Reserves not currently deductible                       47,249                      48,840                      116,271
Package design costs                                     1,922                       1,557                        2,198
Net operating loss carryforwards                        34,425                      26,243                        3,369
Tax credit carryforwards                                 8,172                       9,253                        8,768
All other, net                                           3,297                         919                        3,158
                                                 -----------------           ----------------             -----------------
     Net deferred tax asset                             94,894                      88,094                      134,794
     Valuation allowance                               (94,894)                    (87,970)                    (136,141)
                                                 -----------------           ----------------             -----------------
     Total deferred taxes, net                    $          -                $        124                 $     (1,347)
                                                 =================           ================             =================

Our ability to utilize the available net operating loss carryforwards and a portion of the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the Bankruptcy Reorganization. To realize the full benefit of the deferred tax assets, we need to generate approximately $246,500 in future taxable income. Accordingly, we have estimated that this limitation on the annual utilization of built-in deductions will be approximately $6,800. We have fully reserved the net deferred tax asset of $94,894 as of December 31, 2000.

Federal net operating losses in the amount of $12,979 and $63,937 are due to expire in 2019 and 2020, respectively. A federal alternative minimum tax credit in the amount of approximately $8,000 may be carried forward indefinitely as a credit against future regular tax liability.


Note 7:       Compensation Plans

Long-Term Incentive Plans

On January 28, 2000, our Long-Term Incentive Compensation Plan ("LTIC Plan"), 1995 Incentive Compensation Plan ("1995 Plan") and 1996 Non-Officer Employee Incentive Compensation Plan ("1996 Plan") were cancelled in connection with our reorganization. Prior to that time, the LTIC Plan and the 1995 Plan were administered by the Compensation Committee of the Board of Directors (the "Board") and the 1996 Plan was administered by an Administrative Committee appointed by the Board. The various plans were designed to link management rewards with the long-term interests of Paragon's stockholders.

Restricted Stock Grants

While in effect, the 1995 and 1996 Plans provided that a maximum of 150,000 and 250,000 shares, respectively, were available for grant thereunder as restricted shares or other stock based awards. 9,054 and 41,038 shares of restricted stock previously granted under the various plans were forfeited by employees during the years ended December 26, 1999 and December 27, 1998, respectively. Compensation expense was recorded for the stock grants at their fair value. Compensation income, due to the reversal of previously recognized compensation expense, recorded for the fiscal years ended December 26, 1999 and December 27, 1998 was $256 and $788, respectively. The weighted average fair value per share at the date of grant of stock forfeited for the years ended December 26, 1999 and December 27, 1998 was $28.25 and $19.20, respectively.

Stock Options

While in effect, the LTIC, 1995 and 1996 Plans had a maximum of 800,000, 450,000 and 400,000 shares available, respectively, for grant as stock options or stock appreciation rights ("SARs"). Stock options, when granted to key management, were generally granted at amounts that approximated market value on the date of the grant. Awards, when made, vested 25 percent per year for four years and had a term of 10 years. These plans were replaced by the Paragon Trade Brands, Inc. Stock Option Plan (the "Option Plan").

While in effect, the Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors (the "Old Director Option Plan") had a maximum of 100,000 shares available for grant. Stock options were awarded to directors at amounts that approximated market value at the date of the grant. Awards vested 100 percent after one year and had a term of 10 years. This plan was also cancelled in connection with our reorganization pursuant to the Plan and the Old Director Option Plan was replaced by the Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors (the "Director Option Plan") which was adopted in 2000.

The Option Plan has a maximum of 1,321,222 shares available for issuance upon exercise of stock options. Stock options, when granted to key management, are generally granted at amounts that approximate market value at the date of the grant. Options granted under the Option Plan vest based on continued employment but may accelerate upon the attainment of stated performance criteria. Unless otherwise set forth in the applicable stock option agreement, time-vesting options shall vest ratably at 20 percent per year on each of the first five anniversaries of the date of grant. Unless otherwise set forth in the applicable stock option agreement, performance-vesting options shall vest ratably at 20 percent per year based on the attainment of performance targets as set by our Board of Directors. Notwithstanding the failure to meet performance targets, performance-vesting options will vest fully on the seventh anniversary of the date of grant. Options granted under the Option Plan have a term of 10 years.

The Director Option Plan has a maximum of 100,000 shares available for issuance upon exercise of stock options. Under the Director Option Plan, each member of our Board of Directors that is not our employee is granted an option to purchase 3,000 shares of Common Stock on the first business day following his or her initial election as a director and on the first business day following the day of each annual meeting of the stockholders thereafter. The exercise price of options granted under the Director Option Plan is generally the fair market value per share of our Common Stock on the date of grant. Options granted under the Director Option Plan vest 100 percent after one year and have a term of 10 years.

Accounting for Stock-Based Compensation

We have applied APB Opinion 25, "Accounting for Stock Issued to Employees" in accounting for stock options granted under the LTIC Plan, 1995 Plan, 1996 Plan, Old Director Option Plan, Option Plan and Director Option Plan. Accordingly, no compensation cost has been recognized for these plans in 2000, 1999 or 1998. Had compensation cost been recognized on the basis of fair value pursuant to FASB Statement No. 123, "Accounting for Stock-Based Compensation" net income (loss) and income (loss) per share would have been affected as follows:

                                                  Year Ended                   Year Ended                  Year Ended
                                               December 31, 2000           December 26, 1999            December 27, 1998
                                            -----------------------      ----------------------     -------------------------
Net income (loss)
     As reported                                $      112,810               $     (28,376)             $     (65,383)
     Pro forma                                  $      112,400               $     (27,963)             $     (65,646)

Basic income (loss)
   per common share
     As reported                                $         9.44               $       (2.37)             $       (5.48)
     Pro forma                                  $         9.39               $       (2.34)             $       (5.50)

Diluted income (loss)
   per common share
     As reported                                $         9.44               $       (2.37)             $       (5.48)
     Pro forma                                  $         9.33               $       (2.34)             $       (5.50)

Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if we had accounted for our employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 6.3 percent, dividend yield of 0.0 percent, volatility factors of the expected market price of our Common Stock of 45.0 percent and a weighted average expected life of the options of 7.45 years. The weighted-average fair value of options granted under our stock option plans was $4.90 for the year 2000.

The fair value of each option grant contained in the years ended December 26, 1999 and December 27, 1998 was estimated on the date of the grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions: a range of risk-free interest rates of 6.15 - 6.43 percent was used; a dividend yield of 0.0 percent; and an estimated volatility of 40 percent.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded option, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Following is a summary of the status of the LTIC Plan, 1995 Plan, 1996 Plan and Old Director Option Plan during the years ended December 31, 2000, December 26, 1999 and December 27, 1998. These plans were cancelled on January 28, 2000.

                               December 31, 2000                December 26, 1999                December 27, 1998
                               -----------------                -----------------                -----------------
                                           Weighted                         Weighted                         Weighted
                            Number          Average          Number          Average         Number           Average
                              of           Exercise           of            Exercise          of             Exercise
                            Shares           Price           Shares           Price          Shares             Price
                            ------           -----           ------           -----          ------             -----
Outstanding,
     beginning of
     period                646,667          $20.58          699,491          $20.45          774,935          $20.46
Cancelled at
     January 28, 2000      646,667          $20.58
Forfeited                        -               -           52,824          $18.83           75,444          $20.54
                           -------                          -------                          -------
Outstanding, end of
     period                      -               -          646,667          $20.58          699,491          $20.45
                           =======                          =======                          =======
Options exercisable,
     end of period               -               -          602,167          $20.68          569,407          $20.96
                           =======                          =======                          =======

Following is a summary of the status of options granted under the Option Plan and Director Option Plan at December 31, 2000. All prior options under the 1995 Plan, 1996 Plan, LTIC Plan and Old Director Option Plan were cancelled.

                              Outstanding Options                       Exercisable Options
                    ----------------------------------------------    ------------------------
                                Weighted Average
                                   Remaining                                      Weighted
                                  Contractual     Weighted Average                 Average
Exercise Price      Number       Life (Years)      Exercise Price     Number    Exercise Price
--------------      ------       ------------      ---------------    ------    --------------
$10.00             1,188,000         9.43            $10.00           209,520        $10.00
                   =========                                          =======

The following summarizes transactions involving SARs:

                               December 31, 2000                December 26, 1999                December 27, 1998
                            ------------------------         -----------------------         ------------------------
                                           Weighted                         Weighted                         Weighted
                            Number          Average          Number          Average         Number           Average
                              of           Exercise           of            Exercise          of             Exercise
                             SARs            Price            SARs            Price           SARs              Price
                             ----            -----            ----            -----           ----              -----
Outstanding,
     beginning of
     period                 101,908         $20.23           150,740           $20.19         235,660           $20.35
Cancelled at
     January 28, 2000       101,908         $20.23                 -                -               -                -
Forfeited                         -              -            48,832           $20.11          84,920           $20.63
                            -------         ------           -------           ------         -------           ------
Outstanding, end of period        -              -           101,908           $20.23         150,740           $20.19
Exercisable, end of period        -              -            68,913           $20.88          61,917           $21.26


SARs were granted at amounts that approximated market value at the date of the grant and vested 25 percent per year for four years and had a term of 10 years.

Note 8:   Long Term Debt

                                     December 31, 2000       December 26, 1999
                                     -----------------       -----------------
Revolving credit facility (A)           $       -               $     -
11.25% senior subordinated notes,
     due January 2005 (B)               $ 146,000               $     -
                                        =========               =======

(A) On January 28, 2000, we entered into a new financing facility (the "Credit Facility") with a bank group led by Citicorp USA, Inc. The maximum borrowing under the Credit Facility may not exceed the lesser of $95,000 or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of our eligible accounts receivable, eligible inventory, equipment and personal property and real property.

Borrowings under the Credit Facility are secured by a security interest in, pledge of and lien on substantially all of our North American assets and properties and the proceeds thereof. Borrowings under the Credit Facility are guaranteed by certain domestic subsidiaries and may be used to fund working capital and other general corporate purposes including acquisitions and investments in existing and new international joint ventures. The Credit Facility contains restrictive covenants, including among other things, a prohibition on dividends, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, investments, loans and advances, the sale of assets and transactions with affiliates. Financial covenants include the maintenance of minimum earnings before interest, taxes, depreciation and amortization, fixed charges coverage ratio, tangible net worth and a maximum leverage ratio.

The Credit Facility provides that borrowings will bear interest at a rate of
1.50 percent in excess of Citicorp's base rate, or at our option, a rate of 2.50 percent in excess of the reserve adjusted Eurodollar rate for interest periods of one, two, three or six months. After March 31, 2001, borrowing rates will be subject to a pricing grid. We pay a commitment fee of .5 percent per annum on the unused portion of the Credit Facility, a letter of credit fee equal to 2.75 percent per annum on the average outstanding letters of credit and certain other fees.

As of December 31, 2000, there was an aggregate of $4,358 in letters of credit issued under the Credit Facility and no direct borrowings.

(B) On January 28, 2000, we issued $146 million of 11.25 percent senior subordinated notes due 2005 as contemplated under the Plan. The New Notes are guaranteed by certain domestic subsidiaries and are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the indenture, falls below projected levels. The New Notes are subordinated in right of payment to the payment of all senior indebtedness. The New Notes contain customary restrictive covenants, including among other things, limitations on dividends and restricted payments, the incurrence of additional indebtedness, liens, investments, loans and advances, the sales of assets and transactions with affiliates. During 2000 we did not pay interest in kind.

Note 9:   Liabilities Subject to Compromise

Liabilities subject to compromise under our reorganization proceeding included substantially all current and long-term unsecured debt as of the date of the Chapter 11 filing. Pursuant to the Bankruptcy Code, payment of these liabilities could not be made except pursuant to a plan of reorganization or Bankruptcy Court order while we continued to operate as a debtor-in-possession. We received approval from the Bankruptcy Court to pay or otherwise honor the pre-petition obligations including a portion of short-term borrowings, claims subject to reclamation and employee wages, benefits and expenses.

Liabilities subject to compromise are comprised of the following:

                                     December 26, 1999       December 27, 1998
                                     -----------------       -----------------
Accrued settlement contingencies        $  278,500               $  278,500
Bank debt                                   81,397                   81,397
Accounts payable                            39,510                   39,752
Accrued liabilities                          5,920                    5,920
Deferred compensation                        1,396                    1,290
                                        ----------               ----------
                                        $  406,723               $  406,859
                                        ==========               ==========

On January 28, 2000, we emerged from Chapter 11 protection as contemplated under the Plan. All pre-petition obligations were discharged at that time. See "Note 1" for the effect of the Plan on our condensed consolidated balance sheet as of January 28, 2000.

Note 10:  Related Party Transactions

We have entered into various agreements with our subsidiaries and affiliates to sell certain diaper making equipment and purchase a portion of our diaper needs. Prices for the various transactions are established through negotiations between the related parties. The following is a summary of significant transactions and balances with its subsidiaries and affiliates as of and for the years ended December 31, 2000, December 26, 1999 and December 27, 1998:

PMI

Pursuant to the Joint Venture Agreement dated January 26, 1996, whereby we acquired a 49 percent interest in Paragon-Mabesa International, S.A. de C.V., our joint venture in Tijuana, Mexico, ("PMI"), we agreed to sell to PMI certain diaper manufacturing equipment, finance the construction of a building and entered into a product supply agreement.

                                December 31, 2000  December 26, 1999  December 27, 1998
                                -----------------  -----------------  -----------------
Purchase of equipment             $      1,030        $      -          $        -
Purchase of diapers from PMI            94,238          72,724              67,346
Due from PMI                            32,768          45,181              43,381
Due to PMI                              14,431          12,047               7,340

The amounts due from PMI are primarily for equipment purchased, the financing of the building construction and working capital funding and are evidenced by interest-bearing promissory notes and corresponding Purchase Loan and Security Agreements. At December 31, 2000, the notes had an interest rate of LIBOR plus 1 percent, approximately 7 percent at December 31, 2000. The amounts due under these agreements are reflected as either receivables or investments in and advances to unconsolidated subsidiaries, at equity, on the accompanying balance sheets depending upon their maturities. Amounts due to PMI are included in accounts payable and accrued liabilities in 2000; in 1999 and 1998, amounts due to PMI are included in accounts payable and liabilities subject to compromise in the accompanying balance sheets.

Grupo Mabe

We have purchased certain diaper product needs from and also sold excess diaper making equipment to Grupo Mabe.

                                December 31, 2000   December 26, 1999   December 27, 1998
                                -----------------   -----------------   -----------------
Sale of equipment                 $  1,075            $   517             $    -
Purchase of diapers from Grupo
     Mabe                                -                154              1,733
Due from Grupo Mabe                     11                 10              2,732
Due to Grupo Mabe                      355                318                312

The amounts due from Grupo Mabe for equipment purchased are classified as receivables in the accompanying balance sheets. Amounts due to Grupo Mabe are included in accounts payable and accrued liabilities in 2000; in 1999 and 1998, amounts due to Grupo Mabe are included in accounts payable and liabilities subject to compromise in the accompanying balance sheets.

MPC

We have sold certain diaper making equipment to MPC.

                                   December 31, 2000   December 26, 1999   December 27, 1998
                                   -----------------   -----------------   -----------------
Sale of equipment and technology
     transfer                        $   400              $    -             $    -

Due from MPC                             887                 287                287

The amounts due from MPC are classified as receivables in the accompanying balance sheets.

Goodbaby

We have sold certain diaper making equipment to Goodbaby.

                    December 31, 2000   December 26, 1999   December 27, 1998
                    -----------------   -----------------   -----------------
Due from Goodbaby     $  325              $  722              $  1,182

The amounts due from Goodbaby are classified as receivables in the accompanying balance sheets.

At December 26, 1999 and December 27, 1998, we had deferred gains on the sales of equipment of $3,647 and $3,927, respectively. These gains were eliminated as part of our emergence from bankruptcy and implementation of "fresh start" accounting.

Note 11:  Commitments and Contingencies

Substantially all of our assets are owned by us. However, we do have a few minor operating leases on items such as copiers and have other facility leases primarily for satellite sales offices. We have operating lease agreements for certain facilities that expire during the years 2001 through 2003. Future minimum lease payments required under the above mentioned non-cancelable operating leases are: $271 in 2001, $163 in 2002 and $84 in 2003. Rental expense for facilities and equipment was $2,689, $2,607 and $2,676 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

Commitments for capital expenditures as of December 31, 2000 are $6,626. Other commitments include purchase contracts for key raw materials at prevailing market rates. Currently we have an agreement with a supplier, subject to competitive terms and conditions, to purchase 100 percent of our requirements of superabsorbent polymer ("SAP") through December 31, 2001. Additionally, we have an agreement with a supplier that expires December 31, 2003, to buy, subject to competitive terms and conditions, 100 percent of our pulp requirements from them.

We are a party to litigation incidental to our business from time to time. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows.

Kimberly-Clark Worldwide, Inc. v. Paragon Trade Brands, Inc. - On March 20, 2000, Kimberly-Clark Worldwide, Inc. ("K-C") filed suit in the U.S. District Court in Delaware against the Company for allegedly infringing a certain K-C patent related to a method and apparatus for attaching a graphic patch to a disposable absorbent garment. The suit sought injunctive relief, unspecified treble damages, interest and attorneys' fees and expenses.

On July 31, 2000, we entered into an agreement with K-C settling this litigation. Under the terms of the agreement, we paid K-C $1.3 million as a royalty on all manufacture, shipment and sale of the old product prior to July 31, 2000 and paid royalties of $.5 million to K-C for products sold during the May 1, 2000 to September 30, 2000 phase out period. Reorganized Paragon was reimbursed $.5 million by the bankruptcy estate for infringement prior to the January 28, 2000 emergence from Chapter 11 protection. As part of the settlement, K-C dismissed the litigation with prejudice, thus terminating the litigation.

Note 12:  Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share:

                                          Successor                            Predecessor
                                           Company                               Company
                                        -------------     -----------------------------------------------
                                         Forty-Eight         Five
                                         Weeks Ended       Year Ended     Weeks Ended        Year Ended
                                        Dec. 31, 2000     Jan. 28, 2000   Dec. 27, 1998     Dec. 26, 1999
                                        -------------     -------------   -------------     -------------
Earnings (loss) from continuing
     operations                         $     14,913      $    (7,272)     $   (14,388)       $   (48,444)
                                        ============      ===========      ===========        ===========
Weighted average number of
     common shares used in basic
     EPS (000's)                              11,970           11,950           11,950             11,937
Effect of dilutive securities:
     Stock options (000's)                        78                -                -                  -
                                        ------------      -----------      -----------        -----------
Weighted average number of
     common shares and
     potentially dilutive common
     shares in diluted EPS (000's)            12,048           11,950           11,950             11,937
                                        ============      ===========      ===========        ===========
Earnings (loss) per common
     share from continuing
     operations - basic                 $       1.25      $      (.61)     $     (1.20)       $     (4.06)
Earnings (loss) per common
     share from continuing
     operations - diluted               $       1.24      $      (.61)     $     (1.20)       $     (4.06)


Diluted and basic earnings (loss) per share are the same for the years ended December 26, 1999 and December 27, 1998, because the computation of diluted earnings per share was anti-dilutive.

Note 13:  Quarterly Results of Operations (Unaudited)

The quarters presented below are all based upon 13-week periods except for the fourth quarter of 2000 whose period consists of 14 weeks in conformance with our fiscal calendar. The amounts below differ from what was previously reported in the respective Form 10-Q's because we have restated the periods for our discontinued Gaffney, South Carolina femcare and adult incontinence segment, the adoption of EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and EITF Issue 00-14, Accounting for Certain Sales Incentives.

Fiscal Year Ended December 31, 2000

                                                              First        Second       Third       Fourth
                                                           ----------    ---------   ---------   ----------
     Net sales                                             $  126,241    $ 128,563   $ 135,484   $  166,813
     Gross profit                                              25,907       20,973      25,291       36,648
     Earnings (loss) from continuing operations before
         extraordinary item and cumulative effect of           (5,972)       1,753       3,774        8,086
         change in accounting principle
     Net income (loss)                                     $  114,012    $  (1,999)  $ (15,113)  $   15,910
                                                           ==========    =========   =========   ==========
     Earnings (loss) per basic common share - before
         extraordinary item and cumulative effect of       $     (.50)   $     .15   $     .31   $      .67
         change in accounting principle
     Basic income (loss) per common share                  $     9.54    $    (.17)  $   (1.26)  $     1.33
                                                           ==========    =========   =========   ==========
     Earnings (loss) per diluted common share - before
         extraordinary item and cumulative effect of       $     (.50)   $     .15   $     .31   $      .66
          change in accounting principle
     Diluted income (loss) per common share                $     9.54    $    (.17)  $   (1.25)  $     1.30
                                                           ==========    =========   =========   ==========
     Price range of the Company's common stock:
         High                                              $    10.00    $   11.00   $   12.13   $    16.00
         Low                                               $    10.00    $    6.25   $   10.00   $    10.19

For the purposes of this presentation the first quarter income (loss) per common share was computed by adding the Predecessor Company five weeks to the successor company eight weeks.

Fiscal Year Ended December 26, 1999

                                                              First        Second      Third        Fourth
                                                           ----------    ---------   ---------   ----------
     Net sales                                             $  123,319    $ 116,224   $ 124,696   $  122,679
     Gross profit                                              17,257       17,080      19,469       15,588
     Loss from continuing operations before
         extraordinary item and cumulative effect              (4,166)      (4,901)     (1,632)      (3,689)
         of change in accounting principle
     Net loss                                              $   (7,219)   $  (8,385)  $  (5,235)  $   (7,537)
                                                           ==========    =========   =========   ==========
     Loss per basic and diluted common share
         before extraordinary item and cumulative          $     (.35)   $    (.41)  $    (.14)  $     (.31)
         effect of change in accounting principle
     Basic and diluted loss per common share               $     (.60)   $    (.70)  $    (.44)  $     (.63)
                                                           ==========    =========   =========   ==========
     Price range of the Company's common stock:
         High                                              $     6.19    $    3.50   $    1.13   $      .60
         Low                                               $     2.06    $    1.00   $     .16   $      .15

Note 14:  Subsequent Events

In March 2001, through PTBI, we gave effect to a series of transactions with our Mexican joint venture partner. As a result of these transactions, PTBI:

     - increased its ownership interest in PMI from 49 percent to 51 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in PMI from the equity method to the consolidation method;

     - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. As a result of this transaction, beginning in the first fiscal quarter of 2001, Paragon will change how it accounts for its indirect investment in Grupo Mabe from the cost method to the equity method. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated; and

     - reduced its ownership interest in Stronger from 49 percent to 20 percent and our co-shareholder in Stronger increased its ownership interest accordingly. Paragon will continue to account for its indirect investment in Stronger under the equity method.

Through PTBI, we also entered into an option agreement with the majority Mexican shareholder in Grupo Mabe and PMI, pursuant to which, under certain circumstances (including a change of control of Paragon or PTBI), each of PTBI and the Mexican shareholder have certain "put" and "call" rights in respect of their respective interests in PMI and Grupo Mabe, in each case at contractually determined exercise prices.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 12, 2000, the Audit Committee (the "Audit Committee") of the Board of Directors of Paragon Trade Brands, Inc. approved the dismissal of Arthur Andersen LLP ("AA") as the independent accountant engaged to audit our financial statements. Also effective April 12, 2000, the Audit Committee approved the engagement of Ernst & Young LLP ("E&Y") as the new independent accountant to replace AA and assigned to it the responsibility of auditing our 2000 financial statements.

AA's audit opinion for fiscal year 1998 contained an explanatory fourth paragraph with respect to our ability to continue as a going concern, but contained no other qualifications, modifications or disclaimers. AA's audit opinion for fiscal year 1999 was unqualified.

There were no disagreements with AA during our last two fiscal years with respect to any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of AA, would have caused AA to describe the subject matter of the disagreement in its report. Likewise, there were no reportable events, as specified under Item 304(a)/(1)/(v) of Regulation S-K, during our last two fiscal years.

During the last two fiscal years, we have not consulted with E&Y on any matter related to the application of accounting principles to a specified transaction or the type of audit opinion that E&Y might render on our financial statements and no advice, either oral or written, was received by us from E&Y on any such matter.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section under the heading "Election of Directors and Director Information" entitled "Nominees for Election" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference for information on the directors of the Registrant. See Item X in Part I hereof for information regarding the executive officers of the Registrant. The section under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The sections under the heading "Election of Directors and Director Information" entitled "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" and the sections under the heading "Executive Compensation" entitled "Compensation of Executives" and "Employment Agreements; Change-in-Control Arrangements" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 are incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 is incorporated herein by reference.

                             PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Financial Statement Schedule

       Report of Independent Auditors

       Consolidated Statements of Operations

       Consolidated Balance Sheets

       Consolidated Statements of Cash Flows

       Consolidated Statements of Comprehensive Income (Loss)

       Consolidated Statements of Changes in Shareholders' Equity (Deficit)

       Notes to Consolidated Financial Statements

       Financial Statement Schedule:
       Schedule II:  Valuation and Qualifying Accounts

(b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          PARAGON TRADE BRANDS, INC.
           For the three years in the period ended December 31, 2000
                         (Dollar amounts in thousands)


                                                             Balance at       Charged         Deductions       Balance at
                                                             Beginning          to              From            End of
Description                                                  of Period       Earnings         Reserve           Period
-------------------------------------------------------   -------------  --------------  ----------------  ---------------
Reserve deducted from related assets:
     Doubtful accounts - accounts receivable

         2000.......................................        $   13,799     $   (5,216)     $    (1,933)      $     6,650
                                                          =============  ==============  ================  ===============
         1999.......................................        $    8,700     $    5,031      $        68       $    13,799
                                                          =============  ==============  ================  ===============
         1998.......................................        $    6,535     $    3,787      $    (1,622)      $     8,700
                                                          =============  ==============  ================  ===============
     Excess and obsolete items - inventories

         2000.......................................        $    6,459     $    7,742      $    (7,701)      $     6,500
                                                          =============  ==============  ================  ===============
         1999.......................................        $    6,637     $   11,098      $   (11,276)      $     6,459
                                                          =============  ==============  ================  ===============
         1998.......................................        $    7,397     $    3,000      $    (3,760)      $     6,637
                                                          =============  ==============  ================  ===============

(c)      Exhibits

         Exhibit           Description
         -------           -----------

         Exhibit 2.1 Juliette Stock Purchase Agreement dated March 15, 2001 by and between Hortela Investimentos S.A. and PTB International, Inc.

         Exhibit 2.2 PMI Stock Purchase Agreement dated March 15, 2001 by and between Gilberto Marin Quintero and PTB International, Inc.

         Exhibit 3.1 Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc./(1)/

         Exhibit 3.2 Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28, 2000/(1)/

         Exhibit 4.1 Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (See Exhibit 3.1)

         Exhibit 4.2 Amended and Restated By-Laws of Paragon Trade Brands, Inc. (See Exhibit 3.2)

         Exhibit 4.3 Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000 (See
                           Exhibit 10.30)

         Exhibit 4.4 First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000 (See Exhibit 10.31)

         Exhibit 4.5 Warrant Agreement between Paragon Trade Brands, Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of January 28, 2000

         Exhibit 9 Shareholders' Agreement among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000 (See Exhibit 10.28)

         Exhibit 10.1 Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon

         Exhibit 10.2 License, dated as of February 2, 1993, between Weyerhaeuser and Paragon

         Exhibit 10.3 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon

         Exhibit 10.4 Diaper Patent Agreement by and among Johnson & Johnson, Weyerhaeuser Company, Paragon Trade Brands, Inc. and Scott Health Care

         Exhibit 10.5** Agreement for the Purchase and Sale of Pulp made as of November 28, 2000, between Weyerhaeuser Company and Paragon Trade Brands

         Exhibit 10.6* Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham/(2)/

         Exhibit 10.7* Employment Agreement, dated as of May 4, 2000, between Paragon and

                           Michael T. Riordan/(3)/

         Exhibit 10.8* Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade Brands, Inc. dated as of May 5, 2000/(3)/

         Exhibit 10.9* Novation Agreement and General Release by and between Robert McClain and Paragon Trace Brands, Inc.

         Exhibit 10.10* Employment agreement, dated as of, November 14, 2000, between Paragon and Stanley Littman

         Exhibit 10.11* Employment Agreement, dated as of, November 14, 2000, between Paragon and Jeffrey S. Schoen

         Exhibit 10.12*    Paragon Trade Brands, Inc. Stock Option Plan/(1)/

         Exhibit 10.13* Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors

         Exhibit 10.14 Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and Salomon Smith Barney as Arranger/(1)/

         Exhibit 10.14.1 Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as Administrative Agent/(1)/

         Exhibit 10.15** Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade Brands, Inc./(4)/

         Exhibit 10.16 Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996/(5)/

         Exhibit 10.17 Settlement Agreement, dated as of February 2, 1999, between Paragon Trade Brands, Inc. and The Procter & Gamble Company/(6)/

         Exhibit 10.18 U.S. License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

         Exhibit 10.19 Canadian License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

         Exhibit 10.20 U.S. License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

         Exhibit 10.21 Canadian License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

         Exhibit 10.22 Settlement Agreement, dated as of March 19, 1999, between Kimberly-Clark Corporation and Paragon Trade Brands, Inc./(6)/

         Exhibit 10.23 License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999/(6)/

         Exhibit 10.24 License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999/(6)/

         Exhibit 10.25     Modified Second Amended Plan of Reorganization/(7)/

         Exhibit 10.26 Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade Brands, Inc., dated as of November 16, 1999/(8)/

         Exhibit 10.27 Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000/(1)/

         Exhibit 10.28 Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000/(1)/

         Exhibit 10.29 Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000/(9)/

         Exhibit 10.30 First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000/(9)/

         Exhibit 10.31     Amended and Restated By-Laws (Estatutas Sociales) of
                                                         --------- --------
                           Grupo P.I. Mabe, S.A. de C.V.

         Exhibit 10.31.1 English Summary of the Material Provisions of the Amended and Restated By-Laws (Estatutos Sociales) of
                                                         --------- --------
                           Grupo P.I. Mabe, S.A. de C.V.

         Exhibit 11 Computation of Per Share Earnings (See Note 12 to Financial Statements)

         Exhibit 16        Letter re Change in Certifying Accountant/(10)/

         Exhibit 21.1      Subsidiaries of Paragon Trade Brands, Inc.

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

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 13, 2000.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 28, 2000.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated April 12, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2001.

                                             PARAGON TRADE BRANDS, INC.


                                             By:   /s/ MICHAEL T. RIORDAN
                                                -------------------------------
                                                  Michael T. Riordan
                                                  Chairman, President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 30th day of March, 2001.


/s/ MICHAEL T. RIORDAN                      /s/ DAVID W. COLE
------------------------------------        -----------------------------------
Michael T. Riordan                          David W. Cole
Chairman, President and Chief Executive     Director
Officer

/s/ DAVID C. NICHOLSON                      /s/ GREG S. FELDMAN
------------------------------------        -----------------------------------
David C. Nicholson                          Greg S. Feldman
Executive Vice President and Chief          Director
  Financial Officer (Principal Financial
  Officer)
                                            /s/ DAVID C. MARIANO
                                            -----------------------------------
/s/ MARK J. THOMAS                          David C. Mariano
------------------------------------        Director
Mark J. Thomas
Vice President and Controller
  (Principal Accounting Officer)            /s/ JAMES R. McMANUS
                                            -----------------------------------
                                            James R. McManus
                                            Director

                                            /s/ THOMAS F. RYAN, JR.
                                            -----------------------------------
                                            Thomas F. Ryan, Jr.
                                            Director

                                            /s/ J. DALE SHERRATT
                                            -----------------------------------
                                            J. Dale Sherratt
                                            Director

                                            /s/ CARL M. STANTON
                                            -----------------------------------
                                            Carl M. Stanton
                                            Director

                                            /s/ THOMAS J. VOLPE
                                            ------------------------------------
                                            Thomas J. Volpe
                                            Director

                                  EXHIBIT INDEX


Exhibit            Description
-------            -----------
Exhibit 2.1        Juliette Stock Purchase Agreement dated March 15, 2001 by and between Hortela Investimentos S.A. and PTB International,
                   Inc.

Exhibit 2.2 PMI Stock Purchase Agreement dated March 15, 2001 by and between Gilberto Marin Quintero and PTB International, Inc.

Exhibit 3.1 Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc./(1)/

Exhibit 3.2 Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28, 2000/(1)/

Exhibit 4.1 Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc. (See Exhibit 3.1)

Exhibit 4.2        Amended and Restated By-Laws of Paragon Trade Brands, Inc.
                   (See Exhibit 3.2)

Exhibit 4.3 Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000 (See Exhibit 10.30)

Exhibit 4.4 First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000 (See Exhibit 10.31)

Exhibit 4.5 Warrant Agreement between Paragon Trade Brands, Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of January 28, 2000

Exhibit 9 Shareholders' Agreement among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000 (See Exhibit 10.28)

Exhibit 10.1 Intellectual Property Agreement, dated as of February 2, 1993, between Weyerhaeuser and Paragon

Exhibit 10.2 License, dated as of February 2, 1993, between Weyerhaeuser and Paragon

Exhibit 10.3 Sublicense, dated as of February 2, 1993, between Weyerhaeuser and Paragon

Exhibit 10.4 Diaper Patent Agreement by and among Johnson & Johnson, Weyerhaeuser Company, Paragon Trade Brands, Inc. and Scott Health Care

Exhibit 10.5** Agreement for the Purchase and Sale of Pulp made as of November 28, 2000, between Weyerhaeuser Company and Paragon Trade Brands

Exhibit 10.6* Employment Agreement, dated as of August 11, 1998, between Paragon and Bobby V. Abraham/(2)/

Exhibit 10.7* Employment Agreement, dated as of May 4, 2000, between Paragon and Michael T. Riordan/(3)/

Exhibit 10.8* Consulting and Separation Agreement by and between Bobby V. Abraham and Paragon Trade Brands, Inc. dated as of May 5, 2000/(3)/

Exhibit 10.9* Novation Agreement and General Release by and between Robert McClain and Paragon Trace Brands, Inc.

Exhibit 10.10* Employment agreement, dated as of, November 14, 2000, between Paragon and Stanley Littman

Exhibit 10.11* Employment Agreement, dated as of, November 14, 2000, between Paragon and Jeffrey S. Schoen

Exhibit 10.12*     Paragon Trade Brands, Inc. Stock Option Plan/(1)/

Exhibit 10.13* Paragon Trade Brands, Inc. Stock Option Plan for Non-Employee Directors

Exhibit 10.14 Credit Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. as Borrower and The Lenders and Issuers Party Hereto and Citicorp USA, Inc. as Administrative Agent and Salomon Smith Barney as Arranger/(1)/

Exhibit 10.14.1 Pledge and Security Agreement dated as of January 28, 2000 Among Paragon Trade Brands, Inc. and Each Other Grantor from Time to Time Party Hereto and Citicorp USA, Inc. as Administrative Agent/(1)/

Exhibit 10.15** Sales Contract, dated as of April 30, 1998, between Clariant Corporation and Paragon Trade Brands, Inc./(4)/

Exhibit 10.16 Lease Agreement between Cherokee County, South Carolina and Paragon Trade Brands, Inc., dated as of October 1, 1996/(5)/

Exhibit 10.17 Settlement Agreement, dated as of February 2, 1999, between Paragon Trade Brands, Inc. and The Procter & Gamble Company/(6)/

Exhibit 10.18 U.S. License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

Exhibit 10.19 Canadian License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

Exhibit 10.20 U.S. License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

Exhibit 10.21 Canadian License Agreement, dated as of February 2, 1999, between The Procter & Gamble Company and Paragon Trade Brands, Inc./(6)/

Exhibit 10.22 Settlement Agreement, dated as of March 19, 1999, between Kimberly-Clark

                   Corporation and Paragon Trade Brands, Inc./(6)/

Exhibit 10.23 License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999/(6)/

Exhibit 10.24 License Agreement Between Kimberly-Clark Corporation and Paragon Trade Brands, Inc., dated as of March 15, 1999/(6)/

Exhibit 10.25      Modified Second Amended Plan of Reorganization/(7)/

Exhibit 10.26 Stock Purchase Agreement by and Between PTB Acquisition Company LLC and Paragon Trade Brands, Inc., dated as of November 16, 1999/(8)/

Exhibit 10.27 Shareholders' Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, LLC, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000/(1)/

Exhibit 10.28 Registration Rights Agreement Among Paragon Trade Brands, Inc., PTB Acquisition Company, Co-Investment Partners, L.P., Ontario Teachers Pension Plan Board and Certain Other Shareholders, dated as of January 28, 2000/(1)/

Exhibit 10.29 Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000/(9)/

Exhibit 10.30 First Supplemental Indenture for $182,000,000 11.25% Senior Subordinated Notes due 2005, dated as of January 28, 2000/(9)/

Exhibit 10.31      Amended and Restated By-Laws (Estatutos Sociales) of Grupo
                                                 --------- --------
                   P.I. Mabe, S.A. de C.V.

Exhibit 10.31.1 English Summary of the Material Provisions of the Amended and Restated By-Laws (Estatutos Sociales) of Grupo P.I. Mabe,
                                     --------- --------
                   S.A. de C.V.

Exhibit 11         Computation of Per Share Earnings (See Note 12 to Financial
                   Statements)

Exhibit 16         Letter re Change in Certifying Accountant/(10)/

Exhibit 21.1       Subsidiaries of Paragon Trade Brands, Inc.


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

(3) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000.

(4) Incorporated by reference from Paragon Trade Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(5) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(6) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

(7) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 13, 2000.

(8) Incorporated by reference from Paragon Trade Brands, Inc.'s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the Commission on January 26, 2000.

(9) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated January 28, 2000.

(10) Incorporated by reference from Paragon Trade Brands, Inc.'s current report on Form 8-K dated April 12, 2000.