Form 10-Q
period 2001-04-01
PARAGON TRADE BRANDS INC
filed 2001-05-11
CIK 889429

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the thirteen week period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________ to ___________________


                          Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            91-1554663
          --------                                            ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                             180 Technology Parkway
                            Norcross, Georgia  30092
                            ------------------------
                    (Address of principal executive offices)


                                 (678) 969-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No  _____
    -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X       No  _____
                           -----

The number of shares outstanding of the registrant's common stock was 11,996,300 shares ($.01 par value) as of April 1, 2001.

                           PARAGON TRADE BRANDS, INC.
                           Index to Form 10-Q Filing
                For the thirteen week period ended April 1, 2001

                                                                                                                Page No.
                                                                                                                --------

                                                  Part I.  Financial Information
Item 1.  Financial Statements
             Condensed Consolidated Statements of Operations                                                         3
             Condensed Consolidated Balance Sheets                                                                   5
             Condensed Consolidated Statements of Cash Flows                                                         6
             Notes to Condensed Consolidated Financial Statements                                                    8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition                      13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                                  17

                                        Part II.  Other Information

Item 1.  Legal Proceedings                                                                                          17
Item 2.  Changes in Securities                                                                                (not applicable)
Item 3.  Defaults Upon Senior Securities                                                                      (not applicable)
Item 4.  Submission of Matters to a Vote of Security Holders                                                  (not applicable)
Item 5.  Other Information                                                                                    (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                                                                           17

         Signature Page                                                                                             19

         Exhibit Index                                                                                              20


                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands except per share data)
                                  (Unaudited)


                                                      Successor Company             Predecessor Company         Successor Company
                                                     -------------------            -------------------         -----------------
                                                       Thirteen Weeks                Five Weeks Ended           Eight Weeks Ended
                                                     Ended April 1, 2001             January 28, 2000             March 26, 2000
                                                     -------------------            ------------------          -----------------
                                                                                                                    (Restated)
Sales, net of discounts and allowances............         $167,460                      $ 49,767                     $76,474
Cost of sales.....................................          126,597                        40,721                      59,613
                                                           --------                      --------                     -------
Gross profit......................................           40,863                         9,046                      16,861
Selling, general and administrative
 expenses.........................................           18,857                         5,728                      12,468
Research and development expense..................            1,152                           313                         685
                                                           --------                      --------                     -------
Operating profit..................................           20,854                         3,005                       3,708
Equity in earnings of unconsolidated
 subsidiaries.....................................              440                             -                         603
Interest expense/1/...............................            4,092                            75                       2,857
Other income (expense), net.......................           (1,568)                           97                         167
                                                           --------                      --------                     -------
Earnings from continuing operations before income
 taxes, bankruptcy costs, minority interest and
 extraordinary item...............................           15,634                         3,027                       1,621
Bankruptcy costs..................................                -                        10,399                           -
Provision for (benefit from) income taxes.........            7,019                          (100)                         41
Minority interest.................................            1,229                                                         -
                                                           --------                                                   -------
Earnings (loss) from continuing operations before
 extraordinary item...............................            7,386                        (7,272)                      1,580
Loss from discontinued operations - net
 of income taxes..................................                -                         1,195                       1,864
                                                           --------                      --------
Earnings (loss) before extraordinary item.........            7,386                        (8,467)                       (284)
Extraordinary item - gain from discharge of debt..                -                       123,043                           -
                                                           --------                      --------                     -------
Net income (loss).................................         $  7,386                      $114,576                     $  (284)
                                                           ========                      ========                     =======

Earnings (loss) per common share - basic:

Earnings (loss) from continuing operations........              .62                          (.61)                        .13
Loss from discontinued operations.................                -                          (.10)                       (.15)
                                                           --------                      --------                     -------
Earnings (loss) per common share - before
 extraordinary item...............................              .62                          (.71)                       (.02)
Extraordinary item................................                -                         10.30                           -
                                                           --------                      --------                     -------
Net income (loss) per common share................         $    .62                      $   9.59                     $  (.02)
                                                           ========                      ========                     =======

                           PARAGON TRADE BRANDS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
              (Dollar amounts in thousands except per share data)
                                  (Unaudited)


                                                         Successor               Predecessor             Successor
                                                          Company                  Company                Company
                                                       -------------           ----------------       ---------------
                                                          Thirteen                   Five                  Eight
                                                        Weeks Ended              Weeks Ended            Weeks Ended
                                                       April 1, 2001           January 28, 2000       March 26, 2000
                                                       -------------           ----------------       ---------------
                                                                                                        (Restated)
Earnings (loss) per common share - diluted:

Earnings (loss) from continuing operations..........       $  .59                    $ (.61)              $ .13
Loss from discontinued operations...................            -                      (.10)               (.15)
                                                           ------                    ------               -----
Earnings (loss) per common share -
 before extraordinary item..........................          .59                      (.71)               (.02)
Extraordinary item..................................            -                     10.30                   -
                                                           ------                                         -----
Net income (loss) per common share..................       $  .59                      9.59               $(.02)
                                                           ======                    ======               =====
  (1)  Contractual interest - see below.............       $    -                    $  569               $   -
                                                           ======                    ======               =====


Contractual interest - Total interest expense which, due to bankruptcy proceedings, only portions of the contractual interest were deemed payable and recognized as interest expense.



See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                  (Unaudited)

                                                                  Successor         Successor
                                                                   Company           Company
                                                                -------------    -----------------
                                                                April 1, 2001    December 31, 2000
                                                                -------------    -----------------
                                                                                    (Restated)
Cash and cash equivalents.....................................     $ 21,999            43,780
Accounts receivable, net......................................       62,413            79,796
Inventories...................................................       59,029            42,519
Current portion of deferred income taxes......................          255             1,219
Prepaid expenses..............................................        4,537             1,975
Current assets of discontinued operations.....................          967             2,385
                                                                   --------          --------
   Total current assets.......................................      149,200           171,674
Property and equipment, net...................................      119,208            69,437
Construction in progress......................................        8,649            14,851
Assets held for sale..........................................        2,524             3,571
Goodwill......................................................        8,744                 -
Investment in and advances to unconsolidated subsidiaries,
  at equity...................................................       62,089            88,821
Other assets..................................................       10,423            10,185
Non-current assets of discontinued operations.................        5,631            11,117
                                                                   --------          --------
   Total assets...............................................     $366,468          $369,656
                                                                   ========          ========
Liabilities and Shareholders' Equity
Checks issued but not cleared.................................     $  9,430          $  7,675
Accounts payable..............................................       35,556            42,577
Accrued liabilities...........................................       32,614            49,201
                                                                   --------          --------
   Total current liabilities..................................       77,600            99,453
Long-term debt................................................      149,000           146,000
Deferred income taxes.........................................        1,255             1,219
                                                                   --------          --------
   Total liabilities..........................................      227,855           246,672

Minority interest.............................................        8,792                 -

Shareholders' equity:
Preferred stock:  (Successor Company) Authorized 5,000,000
  shares, no shares issued, $.01 par value leaders............            -                 -
Common stock:  (Successor Company) Authorized 20,000,000
  shares, issued 11,996,300 shares, $.01 par value............          120               120
Capital surplus...............................................      119,972           119,972
Common stock warrants:  (Successor Company) Issued 625,842,
  exercisable at $18.91 for 10 years from Jan. 28, 2000.......        2,275             2,275
Accumulated other comprehensive loss..........................         (694)             (145)
Retained earnings.............................................        8,148               762
                                                                   --------          --------
   Total shareholders' equity.................................      129,821           122,984
                                                                   --------          --------
   Total liabilities and shareholders' equity.................     $366,468          $369,656
                                                                   ========          ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                                  Successor          Predecessor            Successor
                                                                   Company             Company               Company
                                                                 ------------      ----------------       --------------
                                                                   Thirteen             Five                  Eight
                                                                  Weeks Ended        Weeks Ended           Weeks Ended
                                                                 April 1, 2001     January 28, 2000       March 26, 2000
                                                                 -------------     ----------------       --------------
                                                                                                            (Restated)
Cash flows from operating activities:
Earnings (loss) from continuing operations
 before extraordinary item...............................           $  7,386           $ (7,272)             $ 1,580
Adjustments to reconcile earnings (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization.........................              6,262              2,328                3,584
   Deferred income taxes.................................             (2,287)               382                  131
   Equity in earnings of unconsolidated
        subsidiaries, net of dividends...................               (440)                 -                 (262)
   Write-down of assets..................................                  2                173                    3
Changes in operating assets and liabilities, net of
 newly consolidated company:
   Accounts receivable, net..............................              6,545             (4,039)              13,303
   Inventories and prepaid expenses......................             (6,329)            (1,934)               1,851
   Accounts payable......................................            (11,021)            (6,404)              (3,837)
   Checks issued but not cleared.........................              1,755              1,509               (2,876)
   Liabilities subject to compromise.....................                  -            (13,032)                   -
   Accrued liabilities...................................            (17,358)             7,254               (6,154)
   Other.................................................             (2,246)              (429)              (1,222)
                                                                    --------           --------              -------
   Net cash provided by (used in) operating
         activities of continuing operations.............            (17,731)           (21,464)               6,101
   Net cash provided by (used in) operating
         activities of discontinued operations...........              1,525             (1,569)              (1,602)
                                                                    --------            -------               ------
   Net cash provided by (used in) operating
   activities............................................            (16,206)           (23,033)               4,499

Cash flows from investing activities:
Expenditures for property and equipment..................            (10,020)              (658)                (981)
Proceeds from sale of property and equipment.............                  -                104                2,299
Repayment of advance from unconsolidated
 subsidiary, at equity...................................              4,033                  -                  882
Investment in and advances to unconsolidated
 subsidiaries, at equity.................................            (12,431)            (1,200)                   -
Cash from newly consolidated company, net of
 payments made...........................................              6,877                  -                    -
Other....................................................               (612)             1,570                   78
                                                                     -------            -------               ------
   Net cash provided by (used in) investing
         activities of continuing operations.............            (12,153)              (184)               2,278
   Net cash provided by (used in) investing
         activities of discontinued operations...........              3,578                (87)                (129)
                                                                     -------            -------               ------
   Net cash provided by (used in) investing
         activities......................................             (8,575)              (271)               2,149



Continued on next page.

                           PARAGON TRADE BRANDS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                            Successor          Predecessor          Successor
                                                             Company             Company             Company
                                                           ------------      ---------------      --------------
                                                             Thirteen             Five                Eight
                                                            Weeks Ended        Weeks Ended          Weeks Ended
                                                           April 1, 2001     January 28, 2000     March 26, 2000
                                                           -------------     ----------------     --------------
                                                                                                    (Restated)
Cash flows from financing activities:
Additions to debt.......................................        3,000                15,000                 -
Repayments of debt......................................            -                     -            (4,000)
                                                             --------             ---------           -------
  Net cash provided by (used in) financing
   activities...........................................        3,000                15,000            (4,000)

Net increase (decrease) in cash and cash equivalents....      (21,781)               (8,304)            2,648
Cash and cash equivalents at beginning of period........       43,780                11,657             3,353
                                                             --------             ---------           -------
Cash and cash equivalents at end of period..............     $ 21,999             $   3,353           $ 6,001
                                                             ========             =========           =======

Cash paid (received) during the period for:
  Interest, net of amounts capitalized..................     $  8,519             $     232           $   581
  Income taxes..........................................     $    315             $    (619)          $  (171)
  Bankruptcy costs......................................     $     28             $  10,819           $ 3,345

Supplemental non-cash disclosures:
  Settlement of liabilities subject
    to compromise.......................................     $      -             $(393,691)          $     -
  Extinguishment of stock
    (Predecessor Company)...............................     $      -             $  24,918           $     -
  Issuance of stock/warrants
    (Successor Company).................................     $      -             $ 121,185           $     -
  Issuance of senior subordinated notes.................     $      -             $ 146,000           $     -

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the thirteen week period ended April 1, 2001
         (Dollar amounts in thousands except share and per share data)
                                  (Unaudited)

Note 1:   Chapter 11 Proceedings and Reorganization

On January 28, 2000, we emerged from Chapter 11 protection as contemplated by a Second Amended Plan of Reorganization (the "Plan") and a related Disclosure Statement, the terms of which included an investment by Wellspring Capital Management LLC, ("Wellspring"), and withdrawal of appeals of settlements of our patent infringement lawsuits with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C").

In connection with the emergence from Chapter 11 protection, all of our pre-petition obligations were discharged. We recorded the reorganization and related transactions using "fresh start" accounting as required by Statement of Position 90-7 ("SOP 90-7") issued by the American Institute of Certified Public Accountants. "Fresh start" accounting was required because there was more than a 50 percent change in our ownership and the reorganization value of the assets was less than the post-petition liabilities and allowed claims in the bankruptcy.

In connection with the recording of "fresh start" accounting, we recorded an extraordinary gain of $123,043 in 2000 related to discharge of debt. A more expanded discussion of these events can be found in our previously filed Form 10-K.


Note 2: Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In March 2001, through Paragon Trade Brands International, Inc. ("PTBI"), a wholly owned subsidiary of Paragon, we gave effect to a series of transactions with our Mexican joint venture partner to increase our ownership in Paragon-Mabesa International, S.A. de C.V. ("PMI") and Grupo P.I. Mabe, S.A. de C.V. ("Grupo Mabe") from 49 to 51 percent and 15 to 20 percent, respectively. As a result of these transactions, the accompanying condensed consolidated financial statements have been prepared with PMI under the consolidation method beginning at the acquisition date and with Grupo Mabe changed from the cost method to the equity method effective in the first quarter of 2001. Accordingly, all prior periods presented have been restated for the change in our Grupo Mabe investment. (See "Note 4 to Condensed Consolidated Financial Statements.")

The accompanying condensed consolidated balance sheet as of December 31, 2000, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs, the loss on the Stronger Corporation S.A. ("Stronger") percentage of ownership change, the loss from discontinued operations and the extraordinary gain. The results of operations for the thirteen week period ending April 1, 2001 should not be regarded as necessarily indicative of the results that may be expected for the full year.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("Statement No. 133") which was adopted January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments - including certain derivative instruments embedded in other contracts - and for hedging activities. We have determined that during the thirteen week period ended April 1, 2001, we had no derivative instruments; accordingly, Statement No. 133 does not have an impact on the accompanying condensed consolidated financial statements.


Note 3:   Inventories

Inventories consist of the following:

                                             Successor          Successor
                                              Company            Company
                                           -------------    -----------------
                                           April 1, 2001    December 31, 2000
                                           -------------    -----------------
                                                               (Restated)
Raw materials.............................     $ 6,880           $ 4,681
Finished goods............................      34,101            24,858
Materials and supplies....................      21,717            15,339
                                               -------           -------
                                                62,698            44,878
Reserve for excess and obsolete items.....      (3,669)           (2,359)
                                               -------           -------
Net inventories...........................     $59,029           $42,519
                                               =======           =======

Note 4:   Changes in Ownership

In March 2001, through PTBI, a wholly owned subsidiary of Paragon, we gave effect to a series of transactions with our Mexican joint venture partner. As a result of these transactions, PTBI:

  - increased its ownership interest in PMI from 49 percent to 51 percent and the Mexican shareholder reduced his ownership interest accordingly. We paid cash of $500 for the purchase of the additional 2 percent ownership interest. As a result of this transaction, the accompanying condensed consolidated financial statements include PMI's financial results and balance sheet under the consolidation method beginning at the acquisition date of March 15, 2001. The consolidation of PMI resulted in the reclassification of amounts previously recorded as implied goodwill, as a component of "Investment in and advances to unconsolidated subsidiaries, at equity" to goodwill on the condensed consolidated balance sheet;

  - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. We paid cash of $14,202 for the purchase of the additional 5 percent ownership interest. As a result of this transaction, effective in the first fiscal quarter of 2001, we changed from the cost method to the equity method in accounting for our investment in Grupo Mabe. Accordingly, the condensed consolidated financial statements of all prior periods presented have been restated. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated;

  - reduced its ownership interest in Stronger Corporation S.A. ("Stronger") from 49 percent to 20 percent and our co-shareholder increased its ownership interest accordingly. Paragon will continue to account for its indirect investment in Stronger under the equity method. We recorded a loss of $1,953 on the sale of our 29 percent ownership interest.

Through PTBI, we also entered into an option agreement with the majority Mexican shareholder of Grupo Mabe and PMI, pursuant to which, under certain circumstances (including a change of control of Paragon or PTBI), each of PTBI and the Mexican shareholder have certain "put" and "call" rights in respect of their respective interests in PMI and Grupo Mabe, in each case at contractually determined exercise prices.

Grupo Mabe is the holding company of a group of entities in Mexico, whose principal activity is the manufacture of baby diapers and other sanitary articles.

Stronger is a financial investment corporation that holds interests in companies that manufacture, distribute and sell disposable diapers, skin lotions for children and other personal care products primarily in Argentina, Colombia and Brazil.

Note 5:   Summary Pro Forma Information on the Consolidation of PMI

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 1, 2001 have been prepared with PMI consolidated as of the date of acquisition beginning March 15, 2001. The table below represents pro forma financial information for the thirteen weeks ended April 1, 2001 and March 26, 2000 as if PMI had been consolidated. These unaudited pro forma results of operations do not purport to represent what our actual results of operations would have been if the acquisition had occurred on December 27, 1999 and January 1, 2001, respectively, and should not serve as a forecast of our operating results for any future periods.


                                                         Thirteen Weeks Ended          Thirteen Weeks Ended
                                                             April 1, 2001                March 26, 2000
                                                         --------------------          --------------------
                                                                                            (Restated)
Sales, net of discounts and allowances.................       $167,460                       $126,852
                                                              ========                       ========
Earnings (loss) from continuing operations.............          7,437                         (4,831)
                                                              ========                       ========
Net income.............................................       $  7,437                       $115,153
                                                              ========                       ========
Earnings (loss) per common share - basic:
  Earnings (loss) from continuing operations...........       $    .62                       $   (.41)
                                                              ========                       ========
  Net income...........................................       $    .62                       $   9.68
                                                              ========                       ========
  Weighted average number of common
   shares (000's)......................................         11,996                         11,891
                                                              ========                       ========

Earnings (loss) per common share - diluted:
  Earnings (loss) from continuing operations...........       $    .59                       $   (.41)
                                                              ========                       ========
  Net income...........................................       $    .59                       $   9.68
                                                              ========                       ========
  Weighted average number of common
     shares and potentially dilutive
     securities  (000's)...............................         12,508                         11,891
                                                              ========                       ========

All intercompany receivables and payables with PMI have been eliminated at April 1, 2001.


Note 6:   Discontinued Operation

On August 10, 2000, we made a decision to concentrate on our core infant care business with the intent to sell our Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as we continue to work towards liquidating the assets of the segment. That segment ceased manufacturing operations in October 2000 and will have some continued inventory shipments until approximately June 2001. Our condensed consolidated financial statements for all periods presented have been restated to reflect the discontinued operations. Assets of the discontinued operation have been reflected in the condensed consolidated balance sheet as current or non-current based on the nature of the amounts. No liabilities are anticipated to be assumed by a third party and therefore they are reflected in continuing operations.

The following is a summary of the assets of the discontinued operation:

                                              Successor          Successor
                                               Company            Company
                                            -------------    -----------------
                                            April 1, 2001    December 31, 2000
                                            -------------    -----------------
                                                                 (Restated)
Cash and cash equivalents..................      $    2            $    37
Accounts receivable, net...................         930              1,352
Inventories - net..........................           -                990
Prepaid expenses...........................          35                  6
                                                 ------            -------
Current assets of discontinued operations        $  967            $ 2,385
                                                 ======            =======
Property and equipment, net                      $5,631            $11,117
                                                 ------            -------
Non-current assets of discontinued
  operations                                     $5,631            $11,117
                                                 ======            =======

The reduction in current assets from December 31, 2000 represents the continued sale of product and collection of receivables. The reduction of non-current assets represents the disposition of equipment. We received proceeds during the thirteen week period ended April 1, 2001 of $3,578 from equipment sales.

We reported a loss from operations of the discontinued segment, net of tax, for the thirteen weeks ended April 1, 2001 and March 26, 2000 of $0 and $3,059, respectively. Net sales of the discontinued operation for the before mentioned thirteen week periods were $805 and $3,574, respectively.


Note 7:   Income Taxes

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($46,899) and operating loss carryforwards ("NOLs") ($28,605). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax assets, we need to generate approximately $231,621 in future taxable income. Accordingly, we have estimated that the limitation on the annual utilization of built-in deductions will be approximately $6,800. We currently have fully reserved our net deferred tax asset of $89,174.


Note 8:   Comprehensive (Loss) Income

The following are the components of comprehensive (loss) income:

                                                 Successor      Predecessor         Successor
                                                  Company         Company            Company
                                               -------------  ----------------   --------------
                                                  Thirteen         Five              Eight
                                                Weeks Ended     Weeks Ended       Weeks Ended
                                               April 1, 2001  January 28, 2000   March 26, 2000
                                               -------------  ----------------   --------------
                                                                                    (Restated)
Net income (loss).............................     $7,386         $114,576            $(284)
Foreign currency translation adjustment.......       (549)             159              (22)
                                                   ------         --------            -----
Comprehensive income (loss)...................     $6,837         $114,735            $(306)
                                                   ======         ========            =====

Note 9:   Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share from continuing operations:

                                   Successor       Successor        Predecessor
                                    Company         Company           Company
                                 -------------  ----------------  --------------
                                   Thirteen          Five              Eight
                                  Weeks Ended     Weeks Ended       Weeks Ended
                                 April 1, 2001  January 28, 2000  March 26, 2000
                                 -------------  ----------------  --------------
                                                                    (Restated)
Earnings (loss) from
  continuing operations..........   $ 7,386        $(7,272)          $ 1,580
                                    =======        =======           =======
Weighted average number of
  common shares used in
  basic EPS (000's)..............    11,996         11,950            11,891

Effect of dilutive securities:
  stock options (000's)..........       512              -                 -
                                    -------        -------           -------

Weighted average number of
  common shares and potentially
  dilutive securities (000's)....    12,508         11,950            11,891
                                    =======        =======           =======

Earnings (loss) per common
  share - basic..................   $   .62        $  (.61)          $   .13
                                    =======        =======           =======
Earnings (loss) per common
  share - diluted................   $   .59        $  (.61)          $   .13
                                    =======        =======           =======

There were no options outstanding for the five weeks ended January 28, 2000, or for the eight weeks ended March 26, 2000. The outstanding warrants' exercise price for the same periods were greater than the average market price of the common shares for the respective periods and were therefore not dilutive.


Note 10:  Reimbursable Deal Costs

Pursuant to an Order Approving Paragon Trade Brands, Inc. as Initial Bidder and Establishing Acquisition Procedures for the Sale of the Debtor's Business, dated December 22, 2000, the United States Bankruptcy Court for the Southern District of Texas, Houston Division, presiding over the Chapter 11 case of Drypers Corporation ("Drypers") approved the payment by Drypers to us of our reasonable expenses (including the reasonable fees and expenses of our counsel and other advisors) incurred in connection with a proposed acquisition transaction with Drypers under certain circumstances. The Order provided for the reimbursement of our reasonable expenses incurred in connection with a letter of intent between us and Drypers dated December 22, 2000, as amended (the "LOI"), and/or the definitive documentation contemplated by the LOI, through the date of termination or breach of the LOI and/or the definitive documentation by Drypers.

Drypers terminated the LOI on January 26, 2001 and we therefore contend that we are entitled to reimbursement of our expenses by Drypers through the date of termination. Drypers disputes our right to such reimbursement, apparently on the basis that they purportedly did not terminate the LOI. We intend to file a request for payment of the expense reimbursement in Drypers' Chapter 11 case in May 2001. We intend to request reimbursement of our expenses incurred through January 26, 2001 (including the fees and expenses of Grupo P.I. Mabe, S.A., an affiliate of Paragon involved in the transaction under the LOI) in the amount of approximately $1 million which is carried as an asset on our balance sheet.

Paragon's request for expense reimbursement will be subject to Bankruptcy Court approval. Management believes that it is probable that the Bankruptcy Court will approve the expense reimbursement request over Drypers' anticipated objection. If the Bankruptcy Court approves Paragon's expense reimbursement request, it is possible that Drypers' Chapter 11 estate will not have enough cash to pay the expenses in full.

                         PART I.  FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           PARAGON TRADE BRANDS, INC.


Results of Operations

Effective January 28, 2000, we emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start" accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The condensed consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for analysis purposes, the eight weeks ended March 26, 2000 (Post-Confirmation) have been combined with the five weeks ended January 28, 2000 (Pre-Confirmation) and then compared to the thirteen weeks ended April 1, 2001. Differences between periods due to "fresh start" accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis:


                                                                                      Thirteen Weeks Ended
                                                                                -----------------------------------
                                                                                 April 1, 2001      March 26, 2000
                                                                                ---------------    ----------------
                                                                                                       (Restated)
Sales, net of discounts and allowances......................................       $167,460              $126,241
Cost of sales...............................................................        126,597               100,334
                                                                                   --------              --------
Gross profit................................................................         40,863                25,907
Selling, general and administrative expenses................................         18,857                18,196
Research and development expense............................................          1,152                   998
                                                                                   --------              --------
Operating profit............................................................         20,854                 6,713
Equity in earnings of unconsolidated subsidiaries...........................            440                   603
Interest expense............................................................          4,092                 2,932
Other income (expense), net.................................................         (1,568)                  264
                                                                                   --------              --------
Earnings from continuing operations before
  income taxes, bankruptcy costs, minority
  interest and extraordinary item...........................................         15,634                 4,648
Bankruptcy costs............................................................              -                10,399
Provision for (benefit from) income taxes...................................          7,019                   (59)
Minority interest...........................................................          1,229                     -
                                                                                   --------              --------

Earnings (loss) from continuing operations before extraordinary item........          7,386                (5,692)
Loss from discontinued operations - net of income taxes.....................              -                 3,059
                                                                                   --------              --------
Earnings (loss) before extraordinary item...................................          7,386                (8,751)
Extraordinary item - gain from discharge of debt............................              -               123,043
                                                                                   --------              --------
Net income..................................................................       $  7,386              $114,292
                                                                                   ========              ========


Net income was $7.4 million in the first quarter of 2001 compared to $114.3 million in the first quarter of 2000. Included in the results for the first quarter of 2001 was a non-recurring item of $2.0 million for the loss on sale of a portion of our investment in Stronger. The results for the first quarter of 2000 included an extraordinary gain of $123.0 million for the discharge of indebtedness that resulted from the forgiveness of certain liabilities as a part of our plan of reorganization. The first quarter of 2000 was negatively impacted by losses associated with our feminine care and adult incontinence segment, which was discontinued in August of 2000. Additionally, during the first quarter of 2000, we incurred $10.4 million in bankruptcy costs as well as $.3 million in related severance costs. Excluding the loss on sale of Stronger, extraordinary items, bankruptcy and severance costs discussed above, improved product mix, higher volumes and improved manufacturing efficiencies contributed to improved results during the first quarter of 2001 compared to the first quarter of 2000.

Net Sales

Net sales of infant diapers and training pants increased 33 percent to $167.5 million in the first quarter of 2001 compared to $126.2 million in the first quarter of 2000. The increase in net sales was due to increased volumes and a favorable product mix associated with the continuing growth of the training pant product set. Total unit sales increased 29 percent to 1,017 million units in the first quarter of 2001 compared to 790 million units in the first quarter of 2000. This increase was due to expanding sales to existing customers and continued success with destination store brand programs, as well as growing market acceptance of our training pant product line. Price increases implemented in late 2000 were partially offset by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

As a result of the increased volume, we continued to aggressively expand our capacity during the first quarter of 2001. Until new capacity is operational, we may experience difficulty in satisfying all of our customers' demand in the short-term.

Cost of Sales

Cost of sales in the first quarter of 2001 was $126.6 million compared to $100.3 million in the first quarter of 2000. As a percentage of net sales, cost of sales was 75.6 percent in the first quarter of 2001 compared to 79.5 percent in the first quarter of 2000.

This decrease in costs as a percentage of sales was substantially due to improved manufacturing efficiencies and lower waste levels. Depreciation expense increased to $5.4 million for the first quarter of 2001 as compared to $5.0 million in the first quarter of 2000 driven by capacity-related capital investments. Manufacturing efficiencies were partially offset by higher pulp costs in the current quarter. Pulp costs have increased approximately 11 percent since the first quarter of 2000. Pulp costs are expected to remain at current levels or decrease slightly during the remainder of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $18.9 million in the first quarter of 2001 compared to $18.2 million in the first quarter of 2000. As a percentage of net sales, these expenses were 11.3 percent in the first quarter of 2001 compared to 14.4 percent in 2000. The decrease in SG&A as a percentage of sales is partially attributable to the relatively fixed nature of administrative costs over a higher volume base in the first quarter of 2001. Additionally, marketing program expenditures in the first quarter of 2001 were lower than the first quarter of 2000. SG&A expenses may increase from first quarter levels throughout 2001.

Research and Development Expense

Research and development expense increased slightly to $1.2 million in the first quarter of 2001 compared to $1.0 million in the first quarter of 2000.

Interest Expense

Interest expense was $4.1 million in the first quarter of 2001 compared to $2.9 million in the first quarter of 2000. The increase is due to interest costs associated with our $146.0 million of 11.25 percent senior subordinated notes that were issued on January 28, 2000.

Other Income (Expense), Net

Other income (expense), net was a loss of $1.6 million in the first quarter of 2001 compared to income of $.3 million in the first quarter of 2000. The loss for 2001 is primarily attributable to our loss on the sale of 29 percent of our interest in Stronger.

Equity in Earnings of Unconsolidated Subsidiaries

The equity in earnings of unconsolidated subsidiaries was $.4 million in the first quarter of 2001 compared to $.6 million in the first quarter of 2000. During the first quarter of 2001, we purchased an additional 5 percent interest of Grupo Mabe to increase our ownership of this Mexican manufacturer of diapers and absorbent care products to 20 percent. Our increased ownership and Grupo Mabe's improved operating results were more than offset by increased losses in Stronger and our Chinese joint venture, Goodbaby Paragon Hygienic Products Co. Ltd.

During the first quarter of 2001, we purchased an additional 2 percent of PMI, our Tijuana, Mexico joint venture, increasing our ownership to 51 percent. We began accounting for these operations on the consolidation method effective the date we increased our ownership interest. Accordingly, the results of PMI's operations are included in our condensed consolidated statement of operations effective as of March 15, 2001. In all prior reporting periods, PMI was accounted for and reported under the equity method. This change in reporting reduced the equity in earnings by $.5 million during the first quarter of 2001 as compared to the first quarter of 2000.

Bankruptcy Costs

We incurred no bankruptcy costs in the first quarter of 2001 compared to $10.4 million during the first quarter of 2000. These costs were primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees. We emerged from Chapter 11 protection on January 28, 2000 and have not incurred further bankruptcy expenses.

Extraordinary Gain from Discharge of Debt

During the period ending January 28, 2000, we recorded an extraordinary gain of $123.0 million for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with our plan of reorganization.

Income Taxes

During the first quarter of 2001, we recorded a tax provision of $7.0 million compared to a tax benefit of $.1 million during the first quarter of 2000, primarily related to Section 382 limitations on the utilization of our net operating losses. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it more likely than not that the benefits will be realized.

Liquidity and Capital Resources

During the first quarter of 2001, net cash used in operating activities was $16.2 million compared to $18.5 million in the first quarter of 2000. Earnings improved in the first quarter of 2001 as compared to the first quarter of 2000, but this improvement was more than offset by increases in working capital. We used cash to build inventory levels to support growing sales and for payment of scheduled royalty, interest and annual incentive programs.

During the first quarter of 2001, net cash used in investing activities was $8.6 million compared to net cash provided of $1.9 million in the first quarter of 2000. Cash usage during the current quarter was largely driven by capital expenditures related to capacity needs as well as the net incremental investments that we have made in our joint ventures Grupo Mabe, Stronger and PMI. These usages were partially offset by cash provided of $7.5 million in consolidating PMI.

Capital expenditures were $10.0 million for the first quarter of 2001 compared to capital expenditures of $1.6 million for the first quarter of 2000. Capital spending is expected to be approximately $46.0 million during 2001 and will be funded from internally generated funds and, if necessary, from borrowings under our credit facility.

On January 28, 2000, we entered into a credit facility. The maximum borrowing under the credit facility may not exceed the lesser of $95.0 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of our company. The credit facility has a sub-limit of $15.0 million for the issuance of letters of credit. As of April 1, 2001, we had approximately $3.0 million in borrowings and $4.1 million in letters of credit outstanding under the credit facility. As of March 26, 2000, we had approximately $11.0 million of borrowings and $2.0 million in letters of credit outstanding under the credit facility.

On January 28, 2000, we issued $146.0 million of 11.25 percent senior subordinated notes due 2005. These notes are not callable until February 1, 2003. Interest is payable semi-annually and during the first two years can be paid in kind if free cash flow, as defined in the indenture, falls below projected levels. We have not paid interest in kind for any payment due in 2001 or 2000.

Future Realization of Net Deferred Tax Asset

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($46.9 million) and operating loss carryforwards ("NOLs") ($28.6 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax asset, we need to generate approximately $231.6 million in future taxable income. Accordingly, we have estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. We have currently fully reserved our net deferred tax asset of $89.2 million. (See "Note 7 to Condensed Consolidated Financial Statements.")

Risks and Uncertainties

Increased Costs. As a part of the license agreements entered into in connection with our settlements with P&G and K-C, we have incurred and will continue to incur significant added costs in the form of royalties for sales of licensed diaper and training pant products. The royalties will have a material adverse impact on our future financial condition and results of operations as compared to pre-settlement.

Our overall raw material costs increased during fiscal 2000 and our operating results may be adversely affected by any further increases in raw materials costs in the future.

Pricing. Prices for our products may come under competitive pressures from both the national branded as well as other store brand competitors. Should we not be able to maintain current pricing levels, our margins would be negatively impacted.

Realization of Investment in Feminine Care and Adult Incontinence Business. As a part of our strategy we decided in August of 2000 to concentrate on our core infant care business and to liquidate the Gaffney, South Carolina femcare and adult incontinence pad-oriented segment. The expected disposal date depends on market factors as we continue to work towards liquidating the assets of the segment. While we have estimated the costs associated with the discontinuance of this segment, the actual costs could change.

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

Increased Financial Leverage. As a result of the issuance of debt in 2000 as previously discussed, our principal and interest obligations have increased substantially. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity and our ability to fund capital expenditures, as a substantial portion of available cash from operations will have to be used to meet debt service requirements.

Based upon anticipated improvements in our operations and certain cost savings measures, we believe that our cash flows from operations, borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that anticipated improvements in operations and cost savings will be realized. If we are unable to generate sufficient cash flows from operations in the future, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

Market for our Common Stock. Wellspring and its affiliates purchased 11,516,405 shares, or approximately 97 percent, of our common stock on January 28, 2000. A small amount of our outstanding common stock is traded sporadically on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board under the symbol PGTR. There can be no assurance that a liquid market will develop or be maintained for any of our outstanding securities.

Forward-Looking Statements

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors which could affect our financial results, including but not limited to: increased raw material prices and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; and patent litigation, which are described herein and those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit           Description
       -------           -----------
       Exhibit 2.1       Juliette Stock Purchase Agreement dated March 15, 2001
                         by and between Hortela Investimentos S.A. and PTB
                         International, Inc. (1)

       Exhibit 2.2 PMI Stock Purchase Agreement dated March 15, 2001 by and between Gilberto Marin Quintero and PTB International, Inc. (1)

       Exhibit 3.1 Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(2)

       Exhibit 3.2 Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28, 2000(2)

       Exhibit 11 Computation of Per Share Earnings (See Note 9 to Condensed Consolidated Financial Statements)

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated March 19, 2001, reporting an offsetting change between two components of its consolidated statement of operations for the fiscal fourth quarter and year ended December 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARAGON TRADE BRANDS, INC.



                              By /s/ David C. Nicholson
                                 ----------------------------------
                                 David C. Nicholson
                                 Executive Vice President and Chief
                                 Financial Officer


May 11, 2001

                                 EXHIBIT INDEX

       Exhibit                Description
       -------                -----------
     Exhibit 2.1              Juliette Stock Purchase Agreement dated March 15, 2001 by and between
                              Hortela Investimentos S.A. and PTB International, Inc. (1)

     Exhibit 2.2              PMI Stock Purchase Agreement dated March 15, 2001 by and between
                              Gilberto Marin Quintero and PTB International, Inc. (1)

     Exhibit 3.1              Amended and Restated Certificate of Incorporation of Paragon Trade Brands, Inc.(2)

     Exhibit 3.2              Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28,
                              2000(2)

     Exhibit 11               Computation of Per Share Earnings (See Note 9 to Condensed Consolidated Financial
                              Statements)


(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.