Form 10-Q
period 2001-07-01
PARAGON TRADE BRANDS INC
filed 2001-08-13
CIK 889429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the thirteen week period ended July 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                    -----------------     -------------------

                          Commission File No. 1-11368

                           PARAGON TRADE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                91-1554663
        --------                                                ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                             180 Technology Parkway
                            Norcross, Georgia  30092
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

The number of shares outstanding of the registrant's common stock was 11,996,300 shares ($.01 par value) as of July 1, 2001.

                           PARAGON TRADE BRANDS, INC.
                           Index to Form 10-Q Filing
                For the thirteen week period ended July 1, 2001



                                                                                                   Page No.
                                                                                                  ----------
                                      Part I.  Financial Information

Item 1.        Financial Statements
                       Condensed Consolidated Statements of Operations                                 3
                       Condensed Consolidated Balance Sheets                                           5
                       Condensed Consolidated Statements of Cash Flows                                 6
                       Notes to Condensed Consolidated Financial Statements                            8

Item 2.        Management's Discussion and Analysis of Results of Operations and Financial
               Condition                                                                              14


Item 3.        Quantitative and Qualitative Disclosure About Market Risk                              20

                                       Part II.  Other Information

Item 1.        Legal Proceedings                                                                      20
Item 2.        Changes in Securities                                                           (not applicable)
Item 3.        Defaults Upon Senior Securities                                                 (not applicable)
Item 4.        Submission of Matters to a Vote of Security Holders                                    20
Item 5.        Other Information                                                               (not applicable)
Item 6.        Exhibits and Reports on Form 8-K                                                       21

               Signature Page                                                                         22

               Exhibit Index                                                                          23

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands except per share data)
                                  (Unaudited)


                                                           Successor                              Predecessor        Successor
                                                            Company                                 Company           Company
                                          ---------------------------------------------------    -------------------------------
                                            Thirteen        Thirteen           Twenty-Six              Five          Twenty-One
                                           Weeks Ended     Weeks Ended         Weeks Ended          Weeks Ended      Weeks Ended
                                          July 1, 2001    June 25, 2000        July 1, 2001      January 28, 2000   June 25, 2000
                                          ------------    -------------        ------------      ----------------   -------------
                                                          (Restated)/(2)/                        (Restated)/(2)/   (Restated)/(2)/
Sales, net of discounts and
  allowances.............................     $179,758       $128,563             $347,218             $ 49,767        $205,037
Cost of sales............................      134,032        107,590              260,629               40,721         167,203
                                              --------       --------             --------             --------        --------
Gross profit.............................       45,726         20,973               86,589                9,046          37,834
Selling, general and administrative
  expenses...............................       20,010         16,316               38,867                5,728          28,784
Research and development expense.........        1,327          1,003                2,479                  313           1,688
                                              --------       --------             --------             --------        --------
Operating profit.........................       24,389          3,654               45,243                3,005           7,362
Equity in earnings of unconsolidated
  subsidiaries...........................          402          2,455                  842                    -           3,058
Interest expense/(1)/....................        4,107          4,300                8,199                   75           7,157
Other income (expense), net..............          512            758               (1,056)                  97             925
                                              --------       --------             --------             --------        --------
Earnings from continuing operations
  before income taxes, bankruptcy
  costs, minority interest and
  extraordinary item.....................       21,196          2,567               36,830                3,027           4,188
Bankruptcy costs.........................            -              -                    -               10,399               -
Provision for (benefit from)
  income taxes...........................        9,266           (250)              16,285                 (100)           (209)
Minority interest........................        1,708              -                2,937                    -               -
                                              --------       --------             --------             --------        --------
Earnings (loss) from continuing
  operations before extraordinary
  item...................................       10,222          2,817               17,608               (7,272)          4,397
Loss from discontinued operations -
  net of income taxes....................            -          3,752                    -                1,195           5,616
                                              --------       --------             --------             --------        --------
Earnings (loss) before extraordinary
  item...................................       10,222           (935)              17,608               (8,467)         (1,219)
Extraordinary item - gain from discharge
  of debt................................            -              -                    -              123,043               -
                                              --------       --------             --------             --------        --------
Net income (loss)........................     $ 10,222       $   (935)            $ 17,608             $114,576        $ (1,219)
                                              ========       ========             ========             ========        ========

Earnings (loss) per common share - basic:

Earnings (loss) from continuing
  operations.............................     $    .85       $    .23             $   1.47             $   (.61)       $    .37
Loss from discontinued operations........            -           (.31)                   -                 (.10)           (.47)
                                              --------       --------             --------             --------        --------
Earnings (loss) per common share -
  before extraordinary item..............          .85           (.08)                1.47                 (.71)           (.10)
Extraordinary item.......................            -              -                    -                10.30               -
                                              --------       --------             --------             --------        --------
Net income (loss) per common share.......     $    .85       $   (.08)            $   1.47             $   9.59        $   (.10)
                                              ========       ========             ========             ========        ========

                           PARAGON TRADE BRANDS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
              (Dollar amounts in thousands except per share data)
                                  (Unaudited)


                                                           Successor                              Predecessor        Successor
                                                            Company                                 Company           Company
                                          ---------------------------------------------------    -------------------------------
                                            Thirteen        Thirteen           Twenty-Six                Five          Twenty-One
                                           Weeks Ended     Weeks Ended         Weeks Ended          Weeks Ended      Weeks Ended
                                          July 1, 2001    June 25, 2000        July 1, 2001      January 28, 2000   June 25, 2000
                                          ------------    -------------        ------------      ----------------   -------------
                                                          (Restated)/(2)/                         (Restated)/(2)/   (Restated)/(2)/
Earnings (loss) per common share -
 diluted:

Earnings (loss) from continuing
  operations.............................     $    .81       $    .23               $  1.40            $   (.61)       $    .37
Loss from discontinued operations........            -           (.31)                    -                (.10)           (.47)
                                              --------       --------               -------             -------        --------
Earnings (loss) per common share -
  before extraordinary item..............          .81           (.08)                 1.40                (.71)           (.10)
Extraordinary item.......................            -              -                     -               10.30              -
                                              --------        -------               -------            --------        --------
Net income (loss) per common share.......     $    .81        $  (.08)              $  1.40            $   9.59        $   (.10)
                                              ========        =======               =======            ========        ========

 /(1)/  Contractual interest - see below      $      -        $     -               $     -             $   569        $      -
                                              ========        =======               =======            ========        ========

-------------
(1) Contractual interest - Total interest expense which, due to bankruptcy proceedings, only portions of the contractual interest were deemed payable and recognized as interest expense.

(2) Financial statements for year 2000 have been restated to reflect that certain investments in unconsolidated subsidiaries have been changed from the cost method to the equity method of accounting.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                                  (Unaudited)


                                                                                    Successor          Successor
                                                                                     Company            Company
                                                                                   ------------     -----------------
                                                                                   July 1, 2001     December 31, 2000
                                                                                   ------------     -----------------
                                                                                                       (Restated)
Assets
Cash and cash equivalents........................................................      $ 34,232           $ 43,780
Accounts receivable, net.........................................................        65,076             79,796
Inventories......................................................................        70,953             42,519
Current portion of deferred income taxes.........................................           142              1,219
Prepaid expenses.................................................................         3,949              1,975
Current assets of discontinued operations........................................           545              2,385
                                                                                       --------           --------
  Total current assets...........................................................       174,897            171,674
Property and equipment, net......................................................       114,827             69,437
Construction in progress.........................................................        19,849             14,851
Assets held for sale.............................................................         1,364              3,571
Goodwill.........................................................................         8,628                  -
Investment in and advances to unconsolidated subsidiaries,
  at equity......................................................................        63,345             88,192
Other assets.....................................................................        10,721             10,185
Non-current assets of discontinued operations....................................         5,633             11,117
                                                                                       --------           --------
  Total assets...................................................................      $399,264           $369,027
                                                                                       ========           ========

Liabilities and Shareholders' Equity
Checks issued but not cleared....................................................      $  8,662           $  7,675
Accounts payable.................................................................        41,898             42,577
Accrued liabilities..............................................................        50,601             49,201
                                                                                       --------           --------
  Total current liabilities......................................................       101,161             99,453
Long-term debt...................................................................       146,000            146,000
Deferred income taxes............................................................         1,280              1,219
                                                                                       --------           --------
  Total liabilities..............................................................       248,441            246,672

Minority interest................................................................        10,500                  -

Shareholders' equity:
Preferred stock: Authorized 5,000,000 shares,
   no shares issued, $.01 par value..............................................             -                  -
Common stock: Authorized 20,000,000 shares,
   issued 11,996,300 shares, $.01 par value......................................           120                120
Capital surplus..................................................................       119,972            119,972
Common stock warrants: Issued 625,842 warrants,
   exercisable at $18.91 for 10 years from January 28, 2000......................         2,275              2,275
Accumulated other comprehensive gain (loss)......................................           163               (197)
Retained earnings................................................................        17,793                185
                                                                                       --------           --------
   Total shareholders' equity....................................................       140,323            122,355
                                                                                       --------           --------
   Total liabilities and shareholders' equity....................................      $399,264           $369,027
                                                                                       ========           ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                              Successor         Predecessor         Successor
                                                               Company            Company            Company
                                                            ------------     ----------------     ------------
                                                             Twenty-Six            Five             Twenty-One
                                                             Weeks Ended        Weeks Ended        Weeks Ended
                                                            July 1, 2001     January 28, 2000     June 25, 2000
                                                            ------------     ----------------     -------------
                                                                                                   (Restated)
Cash flows from operating activities:
Earnings (loss) from continuing operations
 before extraordinary item................................      $ 17,608             $ (7,272)          $ 4,397
Adjustments to reconcile earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization...........................        14,041                2,328             9,267
  Deferred income taxes...................................        (2,149)                 382                83
  Equity in earnings of unconsolidated
     subsidiaries, net of dividends.......................          (842)                   -            (2,400)
  Minority interest.......................................         2,937                    -                 -
  Write-down of assets....................................           232                  173                 3
Changes in operating assets and liabilities, net of
 newly consolidated company:
  Accounts receivable, net................................         3,882               (4,039)            4,952
  Inventories and prepaid expenses........................       (17,665)              (1,934)            9,856
  Accounts payable........................................        (4,679)              (6,404)           (1,168)
  Checks issued but not cleared...........................           987                1,509            (3,765)
  Liabilities subject to compromise.......................             -              (13,032)                -
  Accrued liabilities.....................................           629                7,254             3,732
  Other...................................................           (30)                (429)            1,381
                                                                --------             --------           -------
  Net cash provided by (used in) operating
     activities of continuing operations..................        14,951              (21,464)           26,338
  Net cash provided by (used in) operating
     activities of discontinued operations................         1,945               (1,569)           (2,368)
                                                                --------             --------           -------
  Net cash provided by (used in) operating
      activities..........................................        16,896              (23,033)           23,970

Cash flows from investing activities:
Expenditures for property and equipment...................       (23,088)                (658)           (4,315)
Proceeds from sale of property and equipment..............            37                  104             2,299
Repayment of advance from unconsolidated
  subsidiary, at equity...................................             -                    -             3,367
Investment in and advances to unconsolidated
  subsidiaries, at equity.................................       (13,431)              (1,200)                -
Cash from newly consolidated company, net of
  payments made...........................................         6,877                    -                 -
Other.....................................................          (417)               1,570               121
                                                                --------             --------           -------
  Net cash provided by (used in) investing
     activities of continuing operations..................       (30,022)                (184)            1,472
  Net cash provided by (used in) investing
     activities of discontinued operations................         3,578                  (87)             (339)
                                                                --------             --------           -------
  Net cash provided by (used in) investing
     activities...........................................       (26,444)                (271)            1,133

                           PARAGON TRADE BRANDS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                              Successor         Predecessor         Successor
                                                               Company            Company            Company
                                                            ------------     ----------------     ------------
                                                             Twenty-Six            Five             Twenty-One
                                                             Weeks Ended        Weeks Ended        Weeks Ended
                                                            July 1, 2001     January 28, 2000     June 25, 2000
                                                            ------------     ----------------     -------------
                                                                                                   (Restated)
Cash flows from financing activities:
Additions to debt.........................................         3,000               15,000                  -
Repayments of debt........................................        (3,000)                   -            (15,000)
Proceeds from sale of common stock........................             -                    -              1,050
                                                                 -------            ---------           --------
  Net cash provided by (used in) financing
     activities...........................................             -               15,000            (13,950)

Net increase (decrease) in cash and cash equivalents......        (9,548)              (8,304)            11,153
Cash and cash equivalents at beginning of period..........        43,780               11,657              3,353
                                                                 -------            ---------           --------
Cash and cash equivalents at end of period................       $34,232            $   3,353           $ 14,506
                                                                 =======            =========           ========

Cash paid (received) during the period for:
  Interest, net of amounts capitalized....................       $ 8,111            $     232           $  1,028
  Income taxes............................................       $ 1,537            $    (619)          $ (3,048)
  Bankruptcy costs........................................       $    57            $  10,819           $  3,640

Supplemental non-cash disclosures:
  Settlement of liabilities subject
      to compromise.......................................       $     -            $(393,691)          $      -
  Extinguishment of stock
      (Predecessor Company)...............................       $     -            $  24,918           $      -
  Issuance of stock/warrants
      (Successor Company).................................       $     -            $ 121,185           $      -
  Issuance of senior subordinated notes...................       $     -            $ 146,000           $      -

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           PARAGON TRADE BRANDS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         For the Thirteen and Twenty-Six Week Period Ended July 1, 2001
         (Dollar amounts in thousands except share and per share data)
                                  (Unaudited)

Note 1:  Chapter 11 Proceedings and Reorganization

On January 28, 2000, we emerged from Chapter 11 protection as contemplated by a Second Amended Plan of Reorganization (the "Plan") and a related Disclosure Statement, the terms of which included an investment by Wellspring Capital Management LLC ("Wellspring"), and withdrawal of appeals of settlements of our patent infringement lawsuits with The Procter & Gamble Company ("P&G") and Kimberly-Clark Corporation ("K-C").

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

In connection with the recording of "fresh start" accounting, we recorded an extraordinary gain of $123,043 in 2000 related to discharge of debt. A more expanded discussion of these events can be found in our annual report on Form 10-K for the year ended December 31, 2000.


Note 2: Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Paragon Trade Brands, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs, the loss on the Stronger Corporation S.A. ("Stronger") percentage of ownership change, the loss from discontinued operations and the extraordinary gain. The results of operations for the twenty-six week period ending July 1, 2001 should not be regarded as necessarily indicative of the results that may be expected for the full year.

New Accounting Standards

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". The issue addresses the income statement classification for slotting fees, cooperative advertising arrangements and buydowns. Upon application of the consensus, which is required for the Company beginning in the first quarter of 2002, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not implemented the change but we do not believe the adoption will have a material impact on the overall financial statements. However, the reclassification from selling, general and administrative expenses ("SG&A") to sales, net of discounts and allowances is expected to have a significant impact on the SG&A line item.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Accounting for Goodwill and Other Intangibles". Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. SFAS 142 may not be applied retroactively. The Company anticipates adopting SFAS 142 in accordance with its provisions. The adoption of SFAS 142 is expected to increase earnings from continuing operations by approximately $2,400 per year.

Note 3:    Inventories

Inventories consist of the following:

                                                                       Successor                   Successor
                                                                        Company                     Company
                                                                      ------------             -----------------
                                                                      July 1, 2001             December 31, 2000
                                                                      ------------             -----------------
Raw materials................................................            $ 6,620                    $ 4,681
Finished goods...............................................             44,117                     24,858
Materials and supplies.......................................             23,646                     15,339
                                                                         -------                    -------
                                                                          74,383                     44,878
Reserve for excess and obsolete items........................             (3,430)                    (2,359)
                                                                         -------                    -------
Net inventories..............................................            $70,953                    $42,519
                                                                         =======                    =======


Note 4:    Changes in Ownership

In March 2001, through PTBI, a wholly owned subsidiary of Paragon, we gave effect to a series of transactions with our Mexican joint venture partner. As a result of these transactions, PTBI:

   - increased its ownership interest in PMI from 49 percent to 51 percent and the Mexican shareholder reduced his ownership interest accordingly. We paid cash of $500 for the purchase of the additional 2 percent ownership interest. As a result of this transaction, the accompanying condensed consolidated financial statements include PMI's financial results and balance sheet under the consolidation method beginning at the acquisition date of March 15, 2001. The consolidation of PMI resulted in the reclassification of a component of "Investment in and advances to unconsolidated subsidiaries, at equity" to goodwill on the condensed consolidated balance sheet;

   - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. We paid cash of $14,202 for the purchase of the additional 5 percent ownership interest. As a result of this transaction, effective in the first fiscal quarter of 2001, we changed from the cost method to the equity method in accounting for our investment in Grupo Mabe. Accordingly, the condensed consolidated financial statements of all prior periods presented have been restated. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated. Grupo Mabe is the holding company of a group of entities in Mexico, whose principal activity is the manufacture of baby diapers and other sanitary articles. The restatement's impact on earnings (loss) from continuing operations and on net income for each of the quarters in 2000 was income of $280, $1,064, $863 for the first, second and third quarter, respectively, and a loss of $256 for the fourth quarter. Basic and diluted earnings per share were $.02, $.09, $.07 for the first, second and third quarter, respectively, and $(.02) for the fourth quarter. Given the relatively small changes in the denominators, the year to date per share amounts are the same as the sum of the individual periods.

   - reduced its ownership interest in Stronger from 49 percent to 20 percent and our co-shareholder increased its ownership interest accordingly. Paragon will continue to account for its investment in Stronger under the equity method. We recorded an estimated loss of $1,953 on the sale of our 29 percent ownership interest during the first quarter, and in the second quarter we recorded an additional loss of $293. Stronger is a financial investment corporation that holds interests in companies that manufacture, distribute and sell disposable diapers, skin lotions for children and other personal care products primarily in Argentina, Colombia and Brazil.

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


Note 5:  Summary Pro Forma Information on the Consolidation of PMI

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 1, 2001 have been prepared with PMI consolidated as of the date of acquisition beginning March 15, 2001. This transaction has been recorded by including the results of PMI beginning January 1, 2001, and deducting, under the caption "minority interest", PMI's earnings for the period from January 1, 2001 to March 15, 2001. The table below represents pro forma financial information for the twenty-six weeks ended July 1, 2001 and June 25, 2000 as if PMI had been consolidated on January 1, 2001 and December 27, 1999, respectively. These unaudited pro forma results of operations do not purport to represent what our actual results of operations would have been if the acquisition had occurred on January 1, 2001 and December 27, 1999, respectively, and should not serve as a forecast of our operating results for any future periods.

                                                                         Twenty-Six          Twenty-Six
                                                                        Weeks Ended         Weeks Ended
                                                                        July 1, 2001       June 25, 2000
                                                                        ------------       -------------
                                                                                            (Restated)
Sales, net of discounts and allowances................................      $347,218            $255,471
                                                                            ========            ========
Earnings (loss) from continuing operations............................        17,659              (2,731)
                                                                            ========            ========
Net income............................................................      $ 17,659            $113,501
                                                                            ========            ========

Earnings (loss) per common share - basic:
  Earnings (loss) from continuing operations..........................      $   1.47            $   (.23)
                                                                            ========            ========
  Net income..........................................................      $   1.47            $   9.50
                                                                            ========            ========
  Weighted average number of common
     shares (000's)...................................................        11,996              11,944
                                                                            ========            ========

Earnings (loss) per common share - diluted:
  Earnings (loss) from continuing operations..........................      $   1.41            $   (.23)
                                                                            ========            ========
  Net income..........................................................      $   1.41            $   9.50
                                                                            ========            ========
  Weighted average number of common
     shares and potentially dilutive
     securities  (000's)..............................................        12,533              11,944
                                                                            ========            ========

Note  6:  Discontinued Operation

On August 10, 2000, we made a decision to concentrate on our core infant care business with the intent to sell our Gaffney, South Carolina femcare and adult incontinence segment. The expected disposal date depends on market factors as we continue to work towards liquidating the assets of the segment. That segment ceased manufacturing operations in October 2000. Our condensed consolidated financial statements for all periods presented have been restated to reflect the discontinued operations. Assets of the discontinued operation have been reflected in the condensed consolidated balance sheet as current or non-current based on the nature of the amounts. No liabilities are anticipated to be assumed by a third party and therefore they are reflected in continuing operations.

The following is a summary of the assets of the discontinued operation:

                                                                        Successor              Successor
                                                                         Company                Company
                                                                      ------------         -----------------
                                                                      July 1, 2001         December 31, 2000
                                                                      ------------         -----------------
Cash and cash equivalents.....................................           $    -                 $    37
Accounts receivable, net......................................              520                   1,352
Inventories - net.............................................                -                     990
Prepaid expenses..............................................               25                       6
                                                                         ------                 -------
Current assets of discontinued operations.....................           $  545                 $ 2,385
                                                                         ======                 =======

Property and equipment, net...................................           $5,624                 $11,117
Other assets..................................................                9                       -
                                                                         ------                 -------
Non-current assets of discontinued operations.................           $5,633                 $11,117
                                                                         ======                 =======

The reduction in current assets from December 31, 2000 represents the continued sale of product and collection of receivables. The reduction of non-current assets represents the disposition of equipment. We received proceeds during the twenty-six week period ended July 1, 2001 of $3,578 from equipment sales.

For the thirteen and twenty-six weeks ended June 25, 2000 we reported a loss from operations of $3,752 and $6,811, respectively. No losses from operations have been incurred in 2001. Net sales of the discontinued operation for the thirteen and twenty-six weeks ended July 1, 2001 and June 25, 2000 were $607, $1,412, $3,221 and $6,795, respectively.


Note 7:  Income Taxes

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($46,944) and operating loss carryforwards ("NOLs") ($22,307). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax assets, we need to generate approximately $217,135 in future taxable income. Accordingly, we have estimated that the limitation on the annual utilization of built-in deductions will be approximately $6,800. We currently have fully reserved our net deferred tax asset of $83,597.

Note 8:    Comprehensive Income (loss)

The following are the components of comprehensive income (loss):

                                                               Successor                           Predecessor         Successor
                                                                Company                              Company            Company
                                               ------------  -------------     ---------------    ----------------   -------------
                                                 Thirteen       Thirteen         Twenty-Six            Five           Twenty-One
                                               Weeks Ended    Weeks Ended        Weeks Ended        Weeks Ended       Weeks Ended
                                               July 1, 2001  June 25, 2000       July 1, 2001     January 28, 2000   June 25, 2000
                                               ------------  -------------     ---------------    ----------------   -------------
                                                               (Restated)                            (Restated)        (Restated)
Net income (loss)........................         $10,222          $(935)              $17,608          $114,576         $(1,219)
Foreign currency translation adjustment..             857            (38)                  360               159             (60)
                                                  -------          -----               -------          --------         -------
Comprehensive income (loss)..............         $11,079          $(973)              $17,968          $114,735         $(1,279)
                                                  =======          =====               =======          ========         =======


Note 9:  Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share from continuing operations:

                                                               Successor                           Predecessor         Successor
                                                                Company                              Company            Company
                                               ------------  -------------     ---------------    ----------------   -------------
                                                 Thirteen       Thirteen         Twenty-Six             Five           Twenty-One
                                               Weeks Ended    Weeks Ended        Weeks Ended        Weeks Ended       Weeks Ended
                                               July 1, 2001  June 25, 2000       July 1, 2001     January 28, 2000   June 25, 2000
                                               ------------  -------------     ---------------    ----------------   -------------
                                                               (Restated)                            (Restated)        (Restated)
Earnings (loss) from continuing operations......  $10,222        $ 2,817               $17,608           $(7,272)        $ 4,397
                                                  =======        =======               =======           =======         =======

Weighted average number of common
  shares used in basic EPS (000's)..............   11,996         11,996                11,996            11,950          11,944

Effect of dilutive securities:
  stock options (000's).........................      561              -                   537                 -               -
                                                  -------        -------               -------           -------         -------

Weighted average number of common
   shares and potentially dilutive
   securities (000's)...........................   12,557         11,996                12,533            11,950          11,944
                                                  =======        =======               =======           =======         =======

Earnings (loss) per common share - basic........  $   .85        $   .23               $  1.47           $  (.61)        $   .37
                                                  =======        =======               =======           =======         =======
Earnings (loss) per common share -
  diluted.......................................  $   .81        $   .23               $  1.40           $  (.61)        $   .37
                                                  =======        =======               =======           =======         =======

There were no options or warrants outstanding for the five weeks ended January 28, 2000. Options to purchase 700,000 shares were outstanding during the twenty-six weeks ending June 25, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

Warrants to purchase 625,842 shares were outstanding during the thirteen and twenty-six weeks ended July 1, 2001 and June 25, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price.

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

Drypers terminated the LOI on January 26, 2001, and we therefore contend that we are entitled to reimbursement of our expenses by Drypers through the date of termination. Drypers disputes our right to such reimbursement, apparently on the basis that they purportedly did not terminate the LOI. We filed a request for payment of the expense reimbursement in Drypers' Chapter 11 case in July 2001. On July 10, 2001, we filed our application in the Bankruptcy Court to compel payment of the expense reimbursement in the amount of $859. The hearing on the application has been scheduled for August 29, 2001. Drypers has confirmed to us that if its Chapter 11 plan is confirmed before that date Drypers will reserve the amount of the requested expense reimbursement pending the Bankruptcy Court's determination on the merits of our application.

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

                         PART I.  FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           PARAGON TRADE BRANDS, INC.


Results of Operations

Effective January 28, 2000, we emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start" accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The condensed consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for analysis purposes, the twenty-one weeks ended June 25, 2000 (Post-Confirmation) have been combined with the five weeks ended January 28, 2000 (Pre-Confirmation) and then compared to the twenty-six weeks ended July 1, 2001. Differences between periods due to "fresh start" accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis:


                                                                Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                            ---------------------------   ----------------------------
                                                            July 1, 2001  June 25, 2000   July 1, 2001   June 25, 2000
                                                            ------------  -------------   ------------   -------------
                                                                           (Restated)                     (Restated)
Sales, net of discounts and allowances....................      $179,758       $128,563       $347,218        $254,804
Cost of sales.............................................       134,032        107,590        260,629         207,924
                                                                --------       --------       --------        --------
Gross profit..............................................        45,726         20,973         86,589          46,880
Selling, general and administrative expenses..............        20,010         16,316         38,867          34,512
Research and development expense..........................         1,327          1,003          2,479           2,001
                                                                --------       --------       --------        --------
Operating profit..........................................        24,389          3,654         45,243          10,367
Equity in earnings of unconsolidated subsidiaries.........           402          2,455            842           3,058
Interest expense..........................................         4,107          4,300          8,199           7,232
Other income (expense), net...............................           512            758         (1,056)          1,022
                                                                --------       --------       --------        --------
Earnings from continuing operations before income
 taxes, bankruptcy costs, minority interest and
  extraordinary item......................................        21,196          2,567         36,830           7,215

Bankruptcy costs..........................................             -              -              -          10,399
Provision for (benefit from) income taxes.................         9,266           (250)        16,285            (309)
Minority interest.........................................         1,708              -          2,937               -
                                                                --------       --------       --------        --------
Earnings (loss) from continuing operations before
 extraordinary item.......................................        10,222          2,817         17,608          (2,875)

Loss from discontinued operations - net of
  income taxes............................................             -          3,752              -           6,811
                                                                --------       --------       --------        --------
Earnings (loss) before extraordinary item.................        10,222           (935)        17,608          (9,686)
Extraordinary item - gain from discharge of debt..........             -              -              -         123,043
                                                                --------       --------       --------        --------
Net income................................................      $ 10,222       $   (935)      $ 17,608        $113,357
                                                                ========       ========       ========        ========

Thirteen Weeks Ended July 1, 2001 Compared to Thirteen Weeks Ended June 25, 2000

Net income was $10.2 million in the second quarter of 2001 compared to a net loss of $0.9 million in the second quarter of 2000. Included in the results for the second quarter of 2001 were non-recurring items of $0.9 million primarily for professional fees. The results for the second quarter of 2000 included non-recurring items of $3.2 million primarily due to severance costs to former senior management. In addition, the second quarter of 2000 was negatively impacted by losses associated with our feminine care and adult incontinence segment, which was discontinued in August of 2000. Excluding the non-recurring items discussed above, higher volumes, product mix, and improved manufacturing efficiencies contributed to improved results during the second quarter of 2001 compared to the second quarter of 2000.

Net Sales

Net sales of infant diapers and training pants increased 40 percent to $179.8 million in the second quarter of 2001 compared to $128.6 million in the second quarter of 2000. The increase in net sales was due to increased volumes for both diapers and training pants. Total unit sales increased 35 percent to 1,095 million units in the second quarter of 2001 compared to 811 million units in the second quarter of 2000. This increase was due to expanding sales to existing customers and continued success with destination store brand programs, as well as growing market acceptance of our training pant product line. Additionally, the product mix for the time period resulted in an increase in the average selling price per unit. Price increases implemented in late 2000 were partially offset by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

As a result of the increased volume, we continued to aggressively expand our capacity during the second quarter of 2001. Until new capacity is operational, we may experience difficulty in satisfying all of our customers' demand in the short-term.

Cost of Sales

Cost of sales in the second quarter of 2001 was $134.0 million compared to $107.6 million in the second quarter of 2000. As a percentage of net sales, cost of sales was 74.6 percent in the second quarter of 2001 compared to 83.7 percent in the second quarter of 2000.

This decrease in costs as a percentage of sales was substantially due to favorable product mix, increased volume, improved manufacturing efficiencies, lower waste levels, and a reduction in certain raw material costs. Depreciation expense increased to $7.0 million for the second quarter of 2001 as compared to $4.9 million in the second quarter of 2000 driven by capacity-related capital investments and the consolidation of PMI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $20.0 million in the second quarter of 2001 compared to $16.3 million in the second quarter of 2000. As a percentage of net sales, these expenses were 11.1 percent in the second quarter of 2001 compared to 12.7 percent in 2000. The decrease in SG&A as a percentage of sales is partially attributable to the relatively fixed nature of administrative costs over a higher volume base in the second quarter of 2001. We believe SG&A expenses may increase from second quarter levels for the remainder of 2001, due to increased sales and market development expenditures.

Research and Development Expense

Research and development expense increased slightly to $1.3 million in the second quarter of 2001 compared to $1.0 million in the second quarter of 2000. The increase was primarily related to increased product development activity.

Interest Expense

Interest expense was $4.1 million in the second quarter of 2001 compared to $4.3 million in the second quarter of 2000. Interest costs for both quarters are associated with our $146.0 million of 11.25 percent senior subordinated notes that were issued on January 28, 2000. The second quarter of 2000 also includes interest associated with bank borrowings under our credit facility. There were no bank borrowings under our credit facility during the second quarter of 2001.

Other Income (Expense), Net

Other income (expense), net was income of $0.5 million in the second quarter of 2001 compared to $0.8 million in the second quarter of 2000. The decrease is primarily due to the elimination of intercompany interest now that PMI is consolidated.

Equity in Earnings of Unconsolidated Subsidiaries

The equity in earnings of unconsolidated subsidiaries was $0.4 million in the second quarter of 2001 compared to $2.5 million in the second quarter of 2000. As previously discussed in Note 4, in the first quarter of 2001 we purchased an additional 2 percent of PMI, our Tijuana, Mexico joint venture, increasing our ownership to 51 percent and began accounting for PMI on the consolidation method. In 2000, PMI was accounted for and reported under the equity method. As a result of this change in reporting for PMI operations, the second quarter of 2001 does not include any PMI equity in earnings of unconsolidated subsidiaries compared to $2.2 million during the second quarter of 2000.

Income Taxes

During the second quarter of 2001, we recorded a tax provision of $9.3 million compared to a tax benefit of $0.3 million during the second quarter of 2000 driven by the greater profitability discussed previously. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it more likely than not that the benefits will be realized.

During the second quarter of 2001, we recorded an income tax provision primarily related to Section 382 limitations on the utilization of our domestic net operating losses and foreign withholding taxes paid.

During the second quarter of 2000, income tax benefits associated with domestic operating losses and deductible temporary differences for the periods presented have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.


       Twenty-Six Weeks ended July 1, 2001 Compared to Twenty-Six Weeks ended June 25, 2000

Results of Operations

Net income was $17.6 million in the first half of 2001 compared to net income of $113.4 million in the first half of 2000. Included in the results for the first half of 2001 were non-recurring items of $2.9 million primarily for the loss on sale of a portion of our investment in Stronger and professional fees. The results for the first half of 2000 include an extraordinary gain of $123.0 million associated with forgiveness of debt that resulted from the reorganization of the Company in accordance with the Plan. In addition, the results for the first half of 2000 include non-recurring items of $3.5 million primarily due to severance costs to former senior management and losses of $6.8 million associated with our feminine care and adult incontinence segment. Excluding the non-recurring items discussed above, higher volumes, product mix, and improved manufacturing efficiencies contributed to improved results during the first half of 2001 compared to the first half of 2000.

Net Sales

Net sales of infant diapers and training pants increased 36 percent to $347.2 million in the first half of 2001 compared to $254.8 million in the first half of 2000. The increase in net sales was due to increased volumes for both diapers and training pants. Total unit sales increased 32 percent to 2,112 million units in the first half of 2001 compared to 1,601 million units in the first half of 2000. This increase was due to expanding sales to existing customers and continued success with destination store brand programs, as well as growing market acceptance of our training pant product line. Additionally, the product mix for the first half of 2001 resulted in an increase in the average selling price per unit. Price increases implemented in late 2000 were partially offset by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

As a result of the increased volume, we continued to aggressively expand our capacity during the first half of 2001. Until new capacity is operational, we may experience difficulty in satisfying all of our customers' demand in the short-term.

Cost of Sales

Cost of sales in the first half of 2001 was $260.6 million compared to $207.9 million in the first half of 2000. As a percentage of net sales, cost of sales was 75.1 percent in the first half of 2001 compared to 81.6 percent in the first half of 2000.

This decrease in costs as a percentage of sales was substantially due to favorable product mix, increased volumes, improved manufacturing efficiencies, lower waste levels, and a reduction in certain raw material costs. Depreciation expense increased to $12.4 million for the first half of 2001 as compared to $9.9 million for the first half of 2000 driven by capacity-related capital investments and the consolidation of PMI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $38.9 million in the first half of 2001 compared to $34.5 million in the first half of 2000. As a percentage of net sales, these expenses were 11.2 percent in the first half of 2001 compared to 13.5 percent in 2000. The decrease in SG&A as a percentage of sales is partially attributable to the relatively fixed nature of administrative costs over a higher volume base in the first half of 2001. We believe SG&A expenses may increase from first half levels for the remainder of 2001 due to increased marketing and sales expenditures.

Research and Development

Research and development expenses increased to $2.5 million in the first half of 2001 compared to $2.0 million in the first half of 2000. The increase was primarily related to increased product development activity.

Interest Expense

Interest expense was $8.2 million in the first half of 2001 compared to $7.2 million in the first half of 2000. The increase is primarily due to interest costs associated with our $146.0 million of 11.25 percent senior subordinated notes being incurred for twenty-six weeks in 2001 compared to twenty-two weeks in 2000, since the notes were issued on January 28, 2000.

Other Income (Expense), net

Other income (expense), net was a loss of $1.1 million in the first half of 2001 compared to income of $1.0 million in the first half of 2000. The loss in the first half of 2001 was primarily attributable to our loss on the sale of 29 percent of our interest in Stronger.

Equity in Earnings of Unconsolidated Subsidiaries

The equity in earnings of unconsolidated subsidiaries was $0.8 million in the first half of 2001 compared to $3.1 million in the first half of 2000. As discussed in Note 4, in the first quarter of 2001, we purchased an additional 2 percent of PMI, increasing our ownership to 51 percent and we began accounting for PMI on the consolidation method. In 2000, PMI was accounted for and reported under the equity method. As a result of this change in reporting for PMI operations the first half of 2001 does not include any PMI equity in earnings of unconsolidated subsidiaries compared to $2.8 million during the first half of 2000. During the first quarter of 2001, we purchased an additional 5 percent interest of Grupo Mabe to increase our ownership of this Mexican manufacturer of diapers and absorbent care products to 20 percent. Our increased ownership in Grupo Mabe and their improved operating results were partially offset by increased losses in Stronger.

Bankruptcy Costs

We incurred no bankruptcy costs in the first half of 2001 compared to $10.4 million during the first half of 2000. These costs were primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees. We emerged from Chapter 11 protection on January 28, 2000 and have not incurred further bankruptcy expenses.

Extraordinary Gain from Discharge of Debt

During the period ending January 28, 2000, we recorded an extraordinary gain of $123.0 million for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with our plan of reorganization.

Income Taxes

During the first half of 2001, we recorded a tax provision of $16.3 million compared to a tax benefit of $0.3 million during the first half of 2000 driven by the greater profitability discussed previously. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it more likely than not that the benefits will be realized.

During the first half of 2001, we recorded an income tax provision primarily related to Section 382 limitations on the utilization of our domestic net operating losses and foreign withholding taxes paid.

During the first half of 2000, income tax benefits associated with domestic operating losses and deductible temporary differences for the periods presented have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

Liquidity and Capital Resources

During the first half of 2001, net cash provided by operating activities was $16.9 million compared to $0.9 million in the first half of 2000. Earnings improved in the first half of 2001 as compared to the first half of 2000, but this improvement was partially offset by increases in working capital. We used cash to build inventory levels to support growing sales and for payment of scheduled royalty, interest and annual incentive programs.

During the first half of 2001, net cash used in investing activities was $26.4 million compared to net cash provided of $0.9 million in the first half of 2000. Cash usage during 2001 was largely driven by capital expenditures primarily related to capacity expansion as well as the net incremental investments that we have made in our joint ventures. These usages were partially offset by cash provided of $7.5 million as a result of consolidating PMI.

Capital expenditures were $23.1 million for the first half of 2001 compared to capital expenditures of $5.0 million for the first half of 2000. Capital spending is expected to be approximately $55 million during 2001 and will be funded from internally generated funds and, if necessary, from borrowings under our credit facility.

On January 28, 2000, we entered into a credit facility. The maximum borrowing under the credit facility may not exceed the lesser of $95.0 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of our Company. The credit facility has a sub-limit of $15.0 million for the issuance of letters of credit. As of July 1, 2001, we had no direct borrowings and $5.4 million in letters of credit outstanding under the credit facility. As of June 25, 2000, we had no direct borrowings and $5.1 million in letters of credit outstanding under the credit facility.

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

Future Realization of Net Deferred Tax Asset

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($46.9 million) and operating loss carryforwards ("NOLs") ($22.3 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax asset, we need to generate approximately $217.1 million in future taxable income. Accordingly, we have estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. We have currently fully reserved our net deferred tax asset of $83.6 million. (See "Note 7 to Condensed Consolidated Financial Statements.")

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

Our overall raw material costs increased during fiscal 2000 and our operating results may be adversely affected by any further increases in raw materials costs in the future. (See "Part II, Item 1 - Legal Proceedings.")

Pricing. Prices for our products may come under competitive pressures from both the national branded as well as other store brand competitors. Should we not be able to maintain current pricing levels, our margins would be negatively impacted.

Realization of Investment in Feminine Care and Adult Incontinence Business. As a part of our strategy we decided in August of 2000 to concentrate on our core infant care business and to liquidate the Gaffney, South Carolina femcare and adult incontinence pad-oriented segment. The expected disposal date depends on market factors as we continue to work towards liquidating the assets of the segment. While we have estimated the costs associated with the discontinuance of this segment, the actual costs could differ from such estimates.

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

Forward-Looking Statements

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors which could affect our financial results, including but not limited to: increased raw material prices and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; and patent litigation, which are described herein and those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk-sensitive instruments and foreign currency exchange rate risks do not subject us to material market risk exposures.


                          PART II.  OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

On April 27, 2001, we initiated a private arbitration against Kimberly-Clark Corporation pursuant to the License Agreement between Kimberly-Clark Corporation and us dated March 15, 1999 (the "Enloe License"). In the arbitration, we seek a ruling that we do not owe running royalties under the Enloe License on our current products in light of the patent claim construction ruling in Kimberly-
                                                                     --------
Clark Corporation v. Tyco International (US), Inc., 98-C-756 (W.D. Wisc. Nov. 3,
--------------------------------------------------
1999), aff'd, 2001 WL 170461 (Fed. Cir. Feb. 20, 2001).  We also seek recoupment
       -----
of all running royalties paid to Kimberly-Clark on sales occurring after November 3, 1999, with interest, and an award of attorney's fees. Kimberly-Clark has indicated that it opposes recoupment of past running royalties; that it believes at least some of Paragon's current products still require payment of a running royalty; and that if it wins the arbitration Kimberly-Clark will seek to be awarded the amount of all volume discounts previously enjoyed by Paragon under the Enloe License from March 15, 1999 to date and refuse to grant Paragon a volume discount going forward. Each party has selected its party-appointed arbitrator, and those arbitrators have identified a neutral chair for the panel. No schedule has been set and no procedures have been established for the conduct of the arbitration. We are engaged in settlement discussions in parallel with preparing for the arbitration.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 24, 2001. The results of voting on the proposals submitted for vote at such meeting were as follows:

1.    Election of Directors
                                     For                     Withheld
David W. Cole                     11,880,518                     487
Greg S. Feldman                   11,880,497                     508
David C. Mariano                  11,880,543                     462
James R. McManus                  11,880,553                     452
Michael T. Riordan                11,880,540                     465
Thomas F. Ryan, Jr.               11,880,528                     477
J. Dale Sherratt                  11,880,528                     477
Carl M. Stanton                   11,880,499                     506
Thomas J. Volpe                   11,880,524                     481

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit                  Description
     -------                  -----------
     Exhibit 3.1              Amended and Restated Certificate of Incorporation
                              of Paragon Trade Brands, Inc./(1)/

     Exhibit 3.2              Amended and Restated By-Laws of Paragon Trade
                              Brands, Inc., as amended through January 28,
                              2000/(1)/

     Exhibit 10**             Sales Contract dated June 14, 2001 by and between
                              BASF Corporation And Paragon Trade Brands, Inc.

     Exhibit 11               Computation of Per Share Earnings (See Note 9 to
                              Condensed Consolidated Financial Statements)

**   Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

(b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated June 20, 2001, disclosing that its majority shareholder was considering selling some or all of its investment in the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PARAGON TRADE BRANDS, INC.


                        By  /s/ David C. Nicholson
                            ----------------------------------------------------
                            David C. Nicholson
                            Executive Vice President and Chief Financial Officer



August 13, 2001

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------
Exhibit 3.1         Amended and Restated Certificate of Incorporation of
                    Paragon Trade Brands, Inc./(1)/

Exhibit 3.2 Amended and Restated By-Laws of Paragon Trade Brands, Inc., as amended through January 28, 2000/(1)/

Exhibit 10**        Sales Contract dated June 14, 2001 by and between BASF
                    Corporation And Paragon Trade Brands, Inc.

Exhibit 11          Computation of Per Share Earnings (See Note 9 to Condensed
                    Consolidated Financial Statements)


**   Confidential treatment has been requested as to a portion of this document.

(1) Incorporated by reference from Paragon Trade Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1999.