Form 10-Q
period 2001-09-30
PARAGON TRADE BRANDS INC
filed 2001-11-09
CIK 889429

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


             For the thirteen week period ended September 30, 2001

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to
                                 -------------------    -----------------

                          Commission File No. 1-11368

                          PARAGON TRADE BRANDS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                  91-1554663
  ----------------------------------         -----------------------------------
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

The number of shares outstanding of the registrant's common stock was 11,996,964 shares ($.01 par value) as of October 25, 2001.

                          PARAGON TRADE BRANDS, INC.

                           Index to Form 10-Q Filing

             For the thirteen week period ended September 30, 2001

                                                                                            Page No.
                                                                                            -------
                           Part I. Financial Information
Item 1.  Financial Statements
           Condensed Consolidated Statements of Operations                                    3
           Condensed Consolidated Balance Sheets                                              5
           Condensed Consolidated Statements of Cash Flows                                    6
           Notes to Condensed Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition                                                                           13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                           18

                           Part II. Other Information
Item 1.  Legal Proceedings                                                                   18
Item 2.  Changes in Securities                                                         (not applicable)
Item 3.  Defaults Upon Senior Securities                                               (not applicable)
Item 4.  Submission of Matters to a Vote of Security Holders                           (not applicable)
Item 5.  Other Information                                                             (not applicable)
Item 6.  Exhibits and Reports on Form 8-K                                                    19

         Signature Page                                                                      20

         Exhibit Index                                                                       21

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands except per share data)
                                  (Unaudited)

                                                                 Successor                          Predecessor        Successor
                                                                  Company                             Company           Company
                                             --------------------------------------------------    -------------     --------------
                                                Thirteen         Thirteen         Thirty-Nine          Five           Thirty-Four
                                               Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                             Sept. 30, 2001    Sept. 24, 2000   Sept. 30, 2001     Jan. 28, 2000     Sept. 24, 2000
                                             --------------    --------------   ---------------    -------------     --------------
                                                               (Restated) (2)                      (Restated) (2)    (Restated) (2)
Sales, net of discounts and allowances....   $      182,861    $      135,484   $      530,079     $      49,767     $     340,521
Cost of sales.............................          138,980           110,193          399,609            40,721           277,396
                                             --------------    --------------   --------------     -------------     -------------
Gross profit..............................           43,881            25,291          130,470             9,046            63,125
Selling, general and administrative
  expenses................................           16,934            16,577           55,801             5,728            45,361
Research and development expense..........            1,959             1,231            4,438               313             2,919
                                             --------------    --------------   --------------     -------------     -------------
Operating profit .........................           24,988             7,483           70,231             3,005            14,845
Equity in earnings of unconsolidated
  subsidiaries............................              815               954            1,657                 -             4,012
Interest expense(1).......................            4,096             4,631           12,295                75            11,788
Other income (expense), net...............             (240)              907           (1,296)               97             1,832
                                            ---------------    --------------  ---------------     -------------     -------------
Earnings from continuing operations
  before income taxes, bankruptcy
  costs, minority interest and
  extraordinary item......................           21,467             4,713           58,297             3,027             8,901
Bankruptcy costs..........................                -                 -                -            10,399                 -
Provision for (benefit from) income taxes.            5,929                76           22,214              (100)             (133)
Minority interest.........................              853                 -            3,790                 -                 -
                                             --------------    --------------   --------------     -------------     -------------
Earnings (loss) from continuing operations
  before extraordinary item...............           14,685             4,637           32,293            (7,272)            9,034
Loss from discontinued operations - net of
  income taxes............................                -            18,887                -             1,195            24,503
                                             --------------    --------------   --------------     -------------     -------------
Earnings (loss) before extraordinary item.           14,685           (14,250)          32,293            (8,467)          (15,469)
Extraordinary item - gain from discharge
  of debt.................................                -                 -                -           123,043                 -
                                             --------------    --------------   --------------     -------------     -------------
Net income (loss) ........................    $      14,685    $      (14,250)  $       32,293     $     114,576     $     (15,469)
                                             ==============    ==============   ==============     =============     =============

Earnings (loss) per common share - basic:

Earnings (loss) from continuing operations   $         1.22    $          .39   $         2.69     $        (.61)    $         .76
Loss from discontinued operations.........                -             (1.58)               -              (.10)            (2.05)
                                             --------------    --------------   --------------     -------------     -------------
Earnings (loss) per common share -
  before extraordinary item...............             1.22             (1.19)            2.69              (.71)            (1.29)
Extraordinary item........................                -                 -                -             10.30                 -
                                             --------------    --------------   --------------     -------------     -------------
Net income (loss) per common share........   $         1.22    $        (1.19)  $         2.69     $        9.59     $       (1.29)
                                             ==============    ==============   ==============     =============     =============

                          PARAGON TRADE BRANDS, INC.

              (Dollar amounts in thousands except per share data)
                                  (Unaudited)

                                                                  Successor                          Predecessor        Successor
                                                                   Company                             Company           Company
                                              -------------------------------------------------     -------------     --------------
                                                 Thirteen          Thirteen        Thirty-Nine          Five           Thirty-Four
                                                Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                              Sept. 30, 2001    Sept. 24, 2000   Sept. 30, 2001     Jan. 28, 2000     Sept. 24, 2000
                                              --------------    --------------   --------------     -------------     --------------
                                                                (Restated) (2)                      (Restated) (2)    (Restated) (2)
Earnings (loss) per common share - diluted:

Earnings (loss) from continuing operations     $       1.13      $       .38       $      2.54        $     (.61)       $      .75
Loss from discontinued operations.........                -            (1.56)                -              (.10)            (2.04)
                                               ------------      -----------      ------------       -----------        ----------
Earnings (loss) per common share -
  before extraordinary item...............             1.13            (1.18)             2.54              (.71)            (1.29)
Extraordinary item........................                -                -                 -             10.30                 -
                                               ------------      -----------      ------------        ----------        ----------
Net income (loss) per common share........     $       1.13      $     (1.18)     $       2.54        $     9.59        $    (1.29)
                                               ============      ===========      ============        ==========        ==========

     (1) Contractual interest - see below      $          -      $         -      $          -        $      569        $        -
                                               ============      ===========      ============        ==========        ==========

--------------------
(1) Contractual interest - Total interest expense which, due to bankruptcy proceedings, only portions of the contractual interest were deemed payable and recognized as interest expense.

(2) Financial statements for year 2000 have been restated to reflect that certain investments in unconsolidated subsidiaries have been changed from the cost method to the equity method of accounting effective beginning in the first quarter of 2001.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands, except share data)
                                  (Unaudited)


                                                                                    Successor                 Successor
                                                                                     Company                   Company
                                                                                ------------------        -----------------
                                                                                September 30, 2001        December 31, 2000
                                                                                ------------------        -----------------
                                                                                                           (Restated) (1)
Assets
Cash and cash equivalents............................................                 $ 61,540                   $ 43,780
Accounts receivable, net.............................................                   50,992                     79,796
Inventories..........................................................                   58,788                     42,519
Current portion of deferred income taxes.............................                        -                      1,219
Prepaid expenses                                                                         2,849                      1,975
Current assets of discontinued operations............................                      189                      2,385
                                                                                      --------                   --------
     Total current assets............................................                  174,358                    171,674
Property and equipment, net..........................................                  119,573                     69,437
Construction in progress.............................................                   20,117                     14,851
Assets held for sale.................................................                    1,364                      3,571
Goodwill.............................................................                    8,512                          -
Investment in and advances to unconsolidated subsidiaries,
  at equity......................................................                       62,563                     88,192
Other assets.........................................................                   11,225                     10,185
Non-current assets of discontinued operations........................                    5,393                     11,117
                                                                                      --------                   --------
     Total assets....................................................                 $403,105                   $369,027
                                                                                      ========                   ========
Liabilities and Shareholders' Equity

Checks issued but not cleared........................................                 $  7,420                   $  7,675
Accounts payable                                                                        30,830                     42,577
Accrued liabilities..................................................                   52,183                     49,201
                                                                                      --------                   --------
     Total current liabilities.......................................                   90,433                     99,453
Long-term debt.......................................................                  146,000                    146,000
Deferred income taxes................................................                    1,993                      1,219
                                                                                      --------                   --------
     Total liabilities...............................................                  238,426                    246,672

Minority interest....................................................                   11,353                          -

Shareholders' equity:
Preferred stock: Authorized 5,000,000 shares,
  no shares issued, $.01 par value...................................                        -                          -
Common stock: Authorized 20,000,000 shares,
  issued 11,996,300 shares, $.01 par value...........................                      120                        120
Capital surplus......................................................                  119,972                    119,972
Common stock warrants: Issued 625,842 warrants,
  exercisable  at $18.91 for 10 years from January 28, 2000..........                    2,275                      2,275
$18.91 for 10 years from January 28, 2000............................
Accumulated other comprehensive loss.................................                   (1,519)                      (197)
Retained earnings....................................................                   32,478                        185
                                                                                      --------                   --------
     Total shareholders' equity......................................                  153,326                    122,355
                                                                                      --------                   --------
     Total liabilities and shareholders' equity......................                 $403,105                   $369,027
                                                                                      ========                   ========

------------
(1) Financial statements for year 2000 have been restated to reflect that certain investments in unconsolidated subsidiaries have been changed from the cost method to the equity method of accounting effective beginning in the first quarter of 2001.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                              Successor                Predecessor             Successor
                                                               Company                   Company                Company
                                                            --------------            -------------         --------------
                                                             Thirty-Nine                   Five               Thirty-Four
                                                             Weeks Ended               Weeks Ended            Weeks Ended
                                                            Sept. 30, 2001            Jan. 28, 2000         Sept. 24, 2000
                                                            --------------            -------------         --------------
                                                                                                            (Restated) (1)
Cash flows from operating activities:
Earnings (loss) from continuing operations
  before extraordinary item.......................             $ 32,293                  $ (7,272)              $  9,034
Adjustments to reconcile earnings (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization................               22,015                     2,328                 15,293
     Deferred income taxes........................               (1,294)                      382                     83
     Equity in earnings of unconsolidated
         subsidiaries, net of dividends...........               (1,657)                        -                 (2,997)
     Minority interest............................                3,790                         -                      -
     Write-down of assets.........................                  (10)                      173                    544
Changes in operating assets and liabilities, net
  of newly consolidated company:
     Accounts receivable, net.....................               17,966                    (4,039)                (6,563)
     Inventories and prepaid expenses.............               (4,400)                   (1,934)                 7,708
     Accounts payable.............................              (15,747)                   (6,404)                 3,227
     Checks issued but not cleared................                 (255)                    1,509                 (2,913)
     Liabilities subject to compromise............                    -                   (13,032)                     -
     Accrued liabilities..........................                2,211                     7,254                  7,390
     Other........................................                1,919                      (429)                 2,089
                                                               --------                  ---------              --------
     Net cash provided by (used in) operating
         activities of continuing operations......               56,831                   (21,464)                32,895
     Net cash provided by (used in) operating
         activities of discontinued operations....                2,301                    (1,569)               (10,867)
                                                               --------                  ---------              ---------
     Net cash provided by (used in) operating
          activities..............................               59,132                   (23,033)                22,028

Cash flows from investing activities:

Expenditures for property and equipment...........              (35,719)                     (658)                (8,550)
Proceeds from sale of property and equipment......                   92                       104                  3,381
Repayment of advance from unconsolidated
  subsidiary, at equity...........................                    -                         -                  4,055
Investment in and advances to unconsolidated
  subsidiaries, at equity.........................              (13,431)                   (1,200)                  (647)
Cash from newly consolidated company, net of
  payments made...................................                6,877                         -                      -
Other.............................................               (3,009)                    1,570                    145
                                                               ---------                 --------               --------
     Net cash provided by (used in) investing
         activities of continuing operations......              (45,190)                     (184)                (1,616)
     Net cash provided by (used in) investing
         activities of discontinued operations....                3,818                       (87)                  (507)
                                                               --------                  ---------              ---------
     Net cash provided by (used in) investing
         activities...............................              (41,372)                     (271)                (2,123)


                           PARAGON TRADE BRANDS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                              Successor                Predecessor             Successor
                                                               Company                   Company                Company
                                                            --------------            -------------         --------------
                                                             Thirty-Nine                   Five               Thirty-Four
                                                             Weeks Ended               Weeks Ended            Weeks Ended
                                                            Sept. 30, 2001            Jan. 28, 2000         Sept. 24, 2000
                                                            --------------            -------------         --------------
                                                                                                            (Restated) (1)
Cash flows from financing activities:
Additions to debt.................................               3,000                      15,000                     -
Repayments of debt................................              (3,000)                          -               (15,000)
Proceeds from sale of common stock................                   -                           -                 1,053
                                                               -------                   ---------              --------
     Net cash provided by (used in) financing
         activities...............................                   -                      15,000               (13,947)

Net increase (decrease) in cash and cash
  equivalents.....................................              17,760                      (8,304)                5,958
Cash and cash equivalents at beginning of period..              43,780                      11,657                 3,353
                                                               -------                   ---------              --------
Cash and cash equivalents at end of period........             $61,540                   $   3,353              $  9,311
                                                               =======                   =========              ========

Cash paid (received) during the period for:
     Interest, net of amounts capitalized.........             $16,176                   $     232              $  9,592
     Income taxes.................................             $ 8,338                   $    (619)             $ (3,045)
     Bankruptcy costs.............................             $    70                   $  10,819              $  3,658

Supplemental non-cash disclosures:
     Settlement of liabilities subject
       to compromise..............................             $     -                   $(393,691)             $      -
     Extinguishment of stock
       (Predecessor Company)......................             $     -                   $  24,918              $      -
     Issuance of stock/warrants
       (Successor Company)........................             $     -                   $ 121,185              $      -
     Issuance of senior subordinated notes........             $     -                   $ 146,000              $      -

------------------
(1) Financial statements for year 2000 have been restated to reflect that certain investments in unconsolidated subsidiaries have been changed from the cost method to the equity method of accounting effective beginning in the first quarter of 2001.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          PARAGON TRADE BRANDS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS For the Thirteen and
               Thirty-Nine Week Period Ended September 30, 2001
         (Dollar amounts in thousands except share and per share data)
                                  (Unaudited)

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

The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements as of September 30, 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been included. All such interim adjustments are of a normal recurring nature except for the bankruptcy-related costs, the loss on the Stronger Corporation S.A. ("Stronger") percentage of ownership change, the loss from discontinued operations and the extraordinary gain. The results of operations for the thirty-nine week period ending September 30, 2001 should not be regarded as necessarily indicative of the results that may be expected for the full year.

New Accounting Standards

The Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". The issue addresses the income statement classification for slotting fees, cooperative advertising arrangements and buydowns. Upon application of the consensus, which is required for the Company beginning in the first quarter of 2002, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not implemented the change but we do not believe the adoption will have a material impact on the overall financial statements. However, the reclassification from selling, general and administrative expenses ("SG&A") to sales, net of discounts and allowances is expected to significantly reduce the SG&A line item.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangibles", ("SFAS 142"). Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. SFAS 142 may not be applied retroactively. The Company anticipates adopting SFAS 142 in accordance with its provisions. The adoption of SFAS 142 is expected to increase earnings from continuing operations by approximately $2,400 per year.

Note 3:  Inventories

Inventories consist of the following:

                                                                          Successor                 Successor
                                                                           Company                   Company
                                                                     ------------------         -----------------
                                                                     September 30, 2001         December 31, 2000
                                                                     ------------------         -----------------
Raw materials.............................................                 $ 6,489                    $ 4,681
Finished goods............................................                  33,570                     24,858
Materials and supplies....................................                  23,272                     15,339
                                                                           -------                    -------
                                                                            63,331                     44,878
Reserve for excess and obsolete items.....................                  (4,543)                    (2,359)
                                                                           --------                   --------
Net inventories...........................................                 $58,788                    $42,519
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

     - increased its ownership interest in Grupo Mabe from 15 percent to 20 percent and the Mexican shareholder reduced his ownership interest accordingly. We paid cash of $14,202 for the purchase of the additional 5 percent ownership interest. As a result of this transaction, effective in the first fiscal quarter of 2001, we changed from the cost method to the equity method in accounting for our investment in Grupo Mabe. Accordingly, the condensed consolidated financial statements of all prior periods presented have been restated. In connection with this transaction, PTBI's existing option to purchase an additional 34 percent interest in Grupo Mabe at a contractually determined exercise price was terminated. Grupo Mabe is the holding company of a group of entities in Mexico, whose principal activity is the manufacture of baby diapers and other sanitary articles. The restatement's impact on earnings (loss) from continuing operations and on net income for each of the quarters in 2000 was income of $280, $1,064 and $863 for the first, second and third quarter, respectively, and a loss of $256 for the fourth quarter. Basic and diluted earnings per share were $.02, $.09 and $.07 for the first, second and third quarter, respectively, and $(.02) for the fourth quarter. Given the relatively small changes in the denominators, the year to date per share amounts are the same as the sum of the individual periods.

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

Note 5:  Summary Pro Forma Information on the Consolidation of PMI

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2001 have been prepared with PMI consolidated as of the date of acquisition beginning March 15, 2001. This transaction has been recorded by including the results of PMI beginning January 1, 2001, and deducting, under the caption "minority interest", PMI's earnings for the period from January 1, 2001 to March 15, 2001. The table below represents pro forma financial information for the thirty-nine weeks ended September 30, 2001 and September 24, 2000 as if PMI had been consolidated on January 1, 2001 and December 27, 1999, respectively. These unaudited pro forma results of operations do not purport to represent what our actual results of operations would have been if the acquisition had occurred on January 1, 2001 and December 27, 1999, respectively, and should not serve as a forecast of our operating results for any future periods.


                                                                        Thirty-Nine                Thirty-Nine
                                                                        Weeks Ended                Weeks Ended
                                                                     September 30, 2001        September 24, 2000
                                                                     ------------------        ------------------
                                                                                                   (Restated)
Sales, net of discounts and allowances.................                 $     530,079              $     391,820
                                                                        =============              =============
Earnings (loss) from continuing operations before
   extraordinary item..................................                 $      32,344              $       2,149
                                                                        =============              =============
Net income.............................................                 $      32,344              $      99,494
                                                                        =============              =============

Earnings (loss) per common share - basic:
     Earnings (loss) from continuing operations before
       extraordinary item..............................                 $        2.70              $         .18
                                                                        =============              =============
     Net income........................................                 $        2.70              $        8.32
                                                                        =============              =============
     Weighted average number of common
       shares (000's)..................................                        11,996                     11,961
                                                                        =============              =============

Earnings (loss) per common share - diluted:
     Earnings (loss) from continuing operations before
       extraordinary item..............................                 $        2.55              $         .18
                                                                        =============              =============
     Net income........................................                 $        2.55              $        8.30
                                                                        =============              =============
     Weighted average number of common
       shares and potentially dilutive securities (000's)                      12,699                     11,981
                                                                        =============              =============

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

The following is a summary of the assets of the discontinued operation:

                                                                  September 30, 2001         December 31, 2000
                                                                  ------------------         -----------------
Cash and cash equivalents..............................              $           -              $         37
Accounts receivable, net...............................                        175                     1,352
Inventories, net.......................................                          -                       990
Prepaid expenses.......................................                         14                         6
                                                                     -------------              ------------
Current assets of discontinued operations..............              $         189              $      2,385
                                                                     =============              ============

Property and equipment, net............................              $       5,384              $     11,117
Other assets...........................................                          9                         -
                                                                     -------------              ------------
Non-current assets of discontinued operations..........              $       5,393              $     11,117
                                                                     =============              ============

The reduction in current assets from December 31, 2000 represents the continued sale of product and collection of receivables. The reduction of non-current assets represents the disposition of equipment. We received proceeds during the thirty-nine week period ended September 30, 2001 of $3,818 from equipment sales.

For the thirteen and thirty-nine weeks ended September 24, 2000 we reported a loss from operations of the discontinued segment of $18,887 and $25,698, respectively. No losses from operations of the discontinued segment have been incurred in 2001. Net sales of the discontinued operation for the thirteen and thirty-nine weeks ended September 30, 2001 were $127 and $1,539, respectively. Net sales of the discontinued operation for the thirteen and thirty-nine weeks ended September 24, 2000 were $3,396 and $10,191, respectively.

Note 7:  Income Taxes

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. A significant component of deferred income taxes include temporary differences due to reserves not currently deductible ($47,083) and domestic net operating loss carryforwards ("NOLs") ($19,160). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the domestic NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax assets, we need to generate approximately $211,548 in future taxable income. Accordingly, we have estimated that the limitation on the annual utilization of built-in deductions will be approximately $6,800. We currently have fully reserved our domestic net deferred tax asset of $81,446. Additionally, the consolidated financial statements include a net deferred tax liability of $3,500 from foreign operations.

Note 8:  Comprehensive Income (loss)

The following are the components of comprehensive income (loss):

                                                                     Successor                        Predecessor      Successor
                                                                      Company                           Company         Company
                                                 -------------------------------------------------   -------------   --------------
                                                    Thirteen         Thirteen        Thirty-Nine          Five         Thirty-Four
                                                  Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended     Weeks Ended
                                                 Sept. 30, 2001   Sept. 24, 2000    Sept. 30, 2001   Jan. 28, 2000   Sept. 24, 2000
                                                 --------------   --------------    --------------   -------------   --------------
                                                                    (Restated)                         (Restated)       (Restated)
Net income (loss).........................        $    14,685      $   (14,250)       $   32,293      $    114,576     $   (15,469)
Foreign currency translation adjustment...             (1,682)             (49)           (1,322)              159            (109)
                                                  ------------     ------------       ----------      ------------     -----------
Comprehensive income (loss)...............        $    13,003      $   (14,299)       $   30,971      $    114,735     $   (15,578)
                                                  ===========      ===========        ==========      ============     ===========

Note 9:  Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share from continuing operations:


                                                                     Successor                         Predecessor       Successor
                                                                      Company                            Company          Company
                                                -------------------------------------------------    -------------    --------------
                                                   Thirteen         Thirteen        Thirty-Nine          Five          Thirty-Four
                                                 Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended      Weeks Ended
                                                Sept. 30, 2001   Sept. 24, 2000    Sept. 30, 2001    Jan. 28, 2000    Sept. 24, 2000
                                                --------------   --------------    --------------    -------------    --------------
                                                                   (Restated)                          (Restated)       (Restated)
Earnings (loss) from continuing operations        $    14,685      $     4,637       $    32,293      $     (7,272)     $     9,034
                                                  ===========      ===========       ===========      =============     ===========

Weighted average number of common
  shares used in basic EPS (000's)........             11,996           11,996            11,996            11,950           11,961

Effect of dilutive securities:
     stock warrants (000's)...............                195                -                65                 -                -
     stock options (000's)................                839               61               638                 -               20
                                                  ===========      ===========       ===========      ============      ===========

Weighted average number of common
   shares and potentially dilutive
   securities (000's).....................             13,030           12,057            12,699            11,950           11,981
                                                  ===========      ===========       ===========      ============      ===========

Earnings (loss) per common share - basic..        $      1.22      $       .39       $      2.69      $       (.61)     $       .76
                                                  ===========      ===========       ===========      ============      ===========
Earnings (loss) per common share -
  diluted.................................        $      1.13      $       .38       $      2.54      $       (.61)     $       .75
                                                  ===========      ===========       ===========      ============      ===========

There were no options or warrants outstanding for the five weeks ended January 28, 2000.

Warrants to purchase 625,842 shares were outstanding during the thirteen and thirty-four weeks ended September 24, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price.

Note 10:  Licensing Agreement Subsequent Event

On November 1, 2001 we settled our previously disclosed arbitration with Kimberly-Clark Corporation under the License Agreement between Kimberly-Clark Corporation and us dated March 15, 1999. As a result of the settlement agreement earnings from continuing operations in the fourth quarter will increase by approximately $1,400 as a result of the elimination of previously accrued royalty liabilities.

                         PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                          PARAGON TRADE BRANDS, INC.

Results of Operations

Effective January 28, 2000, we emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start" accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The condensed consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for analysis purposes, the thirty-four weeks ended September 24, 2000 (Post-Confirmation) have been combined with the five weeks ended January 28, 2000 (Pre-Confirmation) and then compared to the thirty-nine weeks ended September 30, 2001. Differences between periods due to "fresh start" accounting adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis:

                                                               Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         --------------------------------    --------------------------------
                                                         Sept. 30, 2001    Sept. 24, 2000    Sept. 30, 2001    Sept. 24, 2000
                                                         --------------    --------------    --------------    --------------
                                                                             (Restated)                          (Restated)
Sales, net of discounts and allowances............        $   182,861       $   135,484       $   530,079        $   390,288
Cost of sales.....................................            138,980           110,193           399,609            318,117
                                                          -----------       -----------       -----------        -----------
Gross profit......................................             43,881            25,291           130,470             72,171
Selling, general and administrative expenses......             16,934            16,577            55,801             51,089
Research and development expense..................              1,959             1,231             4,438              3,232
                                                          -----------       -----------       -----------        -----------
Operating profit..................................             24,988             7,483            70,231             17,850
Equity in earnings of unconsolidated subsidiaries.                815               954             1,657              4,012
Interest expense..................................              4,096             4,631            12,295             11,863
Other income (expense), net.......................               (240)              907            (1,296)             1,929
                                                          ------------      -----------       ------------       -----------
Earnings from continuing operations before
  income taxes, bankruptcy costs, minority
  interest and extraordinary item.................             21,467             4,713            58,297             11,928

Bankruptcy costs..................................                  -                 -                 -             10,399
Provision for (benefit from) income taxes.........              5,929                76            22,214               (233)
Minority interest.................................                853                 -             3,790                  -
                                                          -----------       -----------       -----------        -----------
Earnings (loss) from continuing operations before
  extraordinary item..............................             14,685             4,637            32,293              1,762
Loss from discontinued operations - net of
  income taxes....................................                  -            18,887                 -             25,698
                                                          -----------       -----------       -----------        -----------
Earnings (loss) before extraordinary item.........             14,685           (14,250)           32,293            (23,936)
Extraordinary item - gain from discharge of debt..                  -                 -                 -            123,043
                                                          -----------       -----------       -----------        -----------
Net income........................................        $    14,685       $   (14,250)      $    32,293        $    99,107
                                                          ===========       ============      ===========        ===========


Thirteen Weeks Ended September 30, 2001 Compared to Thirteen Weeks Ended September 24, 2000

Net income was $14.7 million in the third quarter of 2001 compared to a net loss of $14.3 million in the third quarter of 2000. Included in the results for the third quarter of 2001 were non-recurring charges of $0.6 million primarily for professional fees. The results for the third quarter of 2000 included non-recurring charges of $2.0 million primarily due to severance costs to former senior management. In addition, the third quarter of 2000 was negatively impacted by losses of $18.9 million associated with our feminine care and adult incontinence segment, which was discontinued in August of 2000. Excluding the non-recurring items discussed above, higher volumes, improved product mix, and improved manufacturing efficiencies contributed to improved results during the third quarter of 2001 compared to the third quarter of 2000.

Net Sales

Net sales of infant diapers and training pants increased 35 percent to $182.9 million in the third quarter of 2001 compared to $135.5 million in the third quarter of 2000. The increase in net sales was due to increased volumes for both diapers and training pants. Total unit sales increased 27 percent to 1,108 million units in the third quarter of 2001 compared to 871 million units in the third quarter of 2000. This increase was due to expanding sales to existing customers and continued success with destination store brand programs, as well as growing market acceptance of our training pant product line. Additionally, changes in the product mix for the time period resulted in an increase in the average selling price per unit. Price increases implemented in late 2000 were partially offset by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

Cost of Sales

Cost of sales in the third quarter of 2001 was $139.0 million compared to $110.2 million in the third quarter of 2000. As a percentage of net sales, cost of sales was 76.0 percent in the third quarter of 2001 compared to 81.3 percent in the third quarter of 2000.

This decrease in costs as a percentage of sales was substantially due to favorable product mix, increased volume, improved manufacturing efficiencies, lower waste levels, and a reduction in certain raw material costs. Depreciation expense increased to $7.1 million for the third quarter of 2001 as compared to $5.3 million in the third quarter of 2000 driven by capacity-related capital investments and the consolidation of PMI as previously discussed in Note 4.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $16.9 million in the third quarter of 2001 compared to $16.6 million in the third quarter of 2000. As a percentage of net sales, these expenses were 9.3 percent in the third quarter of 2001 compared to 12.2 percent in 2000. The decrease in SG&A as a percentage of net sales is partially attributable to the relatively fixed nature of administrative costs over a higher sales base in the third quarter of 2001. In addition, in 2001 we have reduced some promotional activities.

Research and Development Expense

Research and development expense increased to $2.0 million in the third quarter of 2001 compared to $1.2 million in the third quarter of 2000. The increase was primarily related to increased product development and patent activities.

Interest Expense

Interest expense was $4.1 million in the third quarter of 2001 compared to $4.6 million in the third quarter of 2000. Interest costs for both quarters are associated with our $146.0 million of 11.25 percent senior subordinated notes that were issued on January 28, 2000. The decreased interest expense is primarily reflective of increased capitalized interest due to increased capital expenditures.

Other Income (Expense), Net

Other income (expense), net was expense of $0.2 million in the third quarter of 2001 compared to income of $0.9 million in the third quarter of 2000. The decrease is primarily due to the elimination of intercompany interest now that PMI is consolidated.

Equity in Earnings of Unconsolidated Subsidiaries

As previously discussed in Note 4, the third quarter of 2001 does not include equity in earnings for PMI since they are accounted for on the consolidation method. Due to the increase in our ownership interest of Grupo Mabe effected in the first quarter of 2001, both the third quarter of 2001 and 2000 include equity in earnings for Grupo Mabe.

Equity in earnings of unconsolidated subsidiaries was $0.8 million in the third quarter of 2001 compared to $1.0 million in the third quarter of 2000. The decrease in earnings in 2001 is primarily reflective of PMI no longer being included. PMI's equity in earnings in 2000 was $0.7 million. Additionally, Grupo Mabe had increased earnings while Goodbaby Paragon Hygienic Products Co. Ltd. ("Goodbaby") and Stronger had decreased losses in the third quarter of 2001 compared to the same period in 2000.

Income Taxes

During the third quarter of 2001, we recorded a tax provision of $5.9 million compared to a tax provision of $0.8 million during the third quarter of 2000, driven by the greater profitability discussed previously. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it more likely than not that the benefits will be realized.

During the third quarter of 2001, we recorded an income tax provision primarily related to Section 382 limitations on the utilization of our domestic net operating losses and foreign withholding taxes paid.

During the third quarter of 2000, income tax benefits associated with domestic operating losses and deductible temporary differences have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

Thirty-Nine Weeks ended September 30, 2001 Compared to Thirty-Nine Weeks ended September 24, 2000

Results of Operations

Net income was $32.3 million in the first three quarters of 2001 compared to net income of $99.1 million in the first three quarters of 2000. Included in the results for the first three quarters of 2001 were non-recurring charges of $3.4 million primarily for the loss on sale of a portion of our investment in Stronger and professional fees. The results for the first three quarters of 2000 include an extraordinary gain of $123.0 million associated with forgiveness of debt that resulted from the reorganization of the Company in accordance with the Plan. The results for the first three quarters of 2000 also include non-recurring charges of $5.5 million primarily due to severance costs to former senior management, charges of $10.4 million for bankruptcy costs and losses of $25.7 million associated with our feminine care and adult incontinence segment, which was discontinued in August of 2000. Excluding the non-recurring items discussed above, higher volumes, improved product mix, and improved manufacturing efficiencies contributed to improved results during the first three quarters of 2001 compared to the first three quarters of 2000.

Net Sales

Net sales of infant diapers and training pants increased 36 percent to $530.1 million in the first three quarters of 2001 compared to $390.3 million in the first three quarters of 2000. The increase in net sales was due to increased volumes for both diapers and training pants. Total unit sales increased 30 percent to 3,221 million units in the first three quarters of 2001 compared to 2,473 million units in the first three quarters of 2000. This increase was due to expanding sales to existing customers and continued success with destination store brand programs, as well as growing market acceptance of our training pant product line. Additionally, changes in the product mix for the first three quarters of 2001 resulted in an increase in the average selling price per unit. Price increases implemented in late 2000 were partially offset by an increase in the percentage of sales to our largest customers, who generally pay a lower average selling price.

Cost of Sales

Cost of sales in the first three quarters of 2001 was $399.6 million compared to $318.1 million in the first three quarters of 2000. As a percentage of net sales, cost of sales was 75.4 percent in the first three quarters of 2001 compared to 81.5 percent in the first three quarters of 2000.

This decrease in costs as a percentage of sales was substantially due to favorable product mix, increased volumes, improved manufacturing efficiencies, lower waste levels, and a reduction in certain raw material costs. Depreciation expense increased to $19.5 million for the first three quarters of 2001 as compared to $15.2 million for the first three quarters of 2000 driven by capacity-related capital investments and the consolidation of PMI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $55.8 million in the first three quarters of 2001 compared to $51.1 million in the first three quarters of 2000. As a percentage of net sales, these expenses were 10.5 percent in the first three quarters of 2001 compared to 13.1 percent in 2000. The decrease in SG&A as a percentage of net sales is partially attributable to the relatively fixed nature of administrative costs over a higher sales base in the first three quarters of 2001. In addition, in 2001 we have reduced some promotional activities.

Research and Development

Research and development expenses increased to $4.4 million in the first three quarters of 2001 compared to $3.2 million in the first three quarters of 2000. The increase was primarily related to increased product development and patent activities.

Interest Expense

Interest expense was $12.3 million in the first three quarters of 2001 compared to $11.9 million in the first three quarters of 2000. The increase is primarily due to interest costs associated with our $146.0 million of 11.25 percent senior subordinated notes being incurred for thirty-nine weeks in 2001 compared to thirty-four weeks in 2000, since the notes were issued on January 28, 2000. The interest associated with the additional five weeks was partially offset by increased capitalized interest due to increased capital expenditures.

Other Income (Expense), net

Other income (expense), net was a loss of $1.3 million in the first three quarters of 2001 compared to income of $1.9 million in the first three quarters of 2000. The loss in the first three quarters of 2001 was primarily attributable to our loss on the sale of 29 percent of our interest in Stronger and to the elimination of intercompany interest now that PMI is consolidated.

Equity in Earnings of Unconsolidated Subsidiaries

As previously discussed in Note 4, the three quarters of 2001 do not include equity in earnings for PMI since they are accounted for on the consolidation method. Due to the increase in our ownership interest of Grupo Mabe effected in the first quarter of 2001, both the three quarters of 2001 and 2000 include equity in earnings for Grupo Mabe.

Equity in earnings of unconsolidated subsidiaries was $1.7 million in the three quarters of 2001 compared to $4.0 million in the three quarters of 2000. The decrease in earnings in the 2001 period is primarily reflective of PMI no longer being included. PMI's equity in earnings in the 2000 period was $3.5 million. Additionally, Grupo Mabe had increased earnings, Goodbaby had decreased losses while Stronger had increased losses in the three quarters of 2001 compared to the same period in 2000.

Bankruptcy Costs

We incurred no bankruptcy costs in the first three quarters of 2001 compared to $10.4 million during the first three quarters of 2000. These costs were primarily due to professional fees associated with the exit from bankruptcy as well as $3.3 million in confirmation bonuses paid to employees. We emerged from Chapter 11 protection on January 28, 2000 and have not incurred further bankruptcy expenses.

Extraordinary Gain from Discharge of Debt

During the period ending January 28, 2000, we recorded an extraordinary gain of $123.0 million for the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with our plan of reorganization.

Income Taxes

During the first three quarters of 2001, we recorded a tax provision of $22.2 million compared to a tax benefit of $0.2 million during the first three quarters of 2000, driven by the greater profitability discussed previously. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it more likely than not that the benefits will be realized.

During the first three quarters of 2001, we recorded an income tax provision primarily related to Section 382 limitations on the utilization of our domestic net operating losses and foreign withholding taxes paid.

During the first three quarters of 2000, income tax benefits associated with domestic operating losses and deductible temporary differences have been fully reserved with a valuation allowance on the basis that the realization of such benefits is dependent upon sufficient taxable income in the future. We have recorded a valuation allowance for substantially all deferred tax assets as we do not believe it is more likely than not that the benefits will be realized. Income tax benefits recognized in the accompanying financial statements for the periods presented relate to recoverable income taxes for jurisdictions outside the United States.

Liquidity and Capital Resources

During the first three quarters of 2001, net cash provided by operating activities was $59.1 million compared to net cash used of $1.0 million in the first three quarters of 2000. The primary reasons for the increase in cash provided were increased earnings, decreased cash required by the discontinued operations and net cash provided by the decrease in working capital. The cash provided from the decrease in working capital was primarily driven by improved collection of accounts receivable. Uses of working capital consisted primarily of increased inventory levels to support growing sales, payment of scheduled royalty, interest and annual incentive programs, and for normal accounts payable balance fluctuations.

During the first three quarters of 2001, net cash used in investing activities was $41.4 million compared to net cash used of $2.4 million in the first three quarters of 2000. Cash usage during 2001 was largely driven by capital expenditures primarily related to capacity expansion as well as the net incremental investments that we have made in our joint ventures. These usages were partially offset by cash provided of $7.5 million as a result of consolidating PMI.

Capital expenditures were $35.7 million for the first three quarters of 2001 compared to capital expenditures of $9.2 million for the first three quarters of 2000. Capital spending is expected to be approximately $53 million during 2001 primarily for additional manufacturing equipment and will be funded from internally generated funds and, if necessary, from borrowings under our credit facility.

On January 28, 2000, we entered into a credit facility. The maximum borrowing under the credit facility may not exceed the lesser of $95.0 million or an amount determined by a borrowing base formula. The borrowing base formula is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal property and real property of our Company. The credit facility has a sub-limit of $15.0 million for the issuance of letters of credit. As of September 30, 2001, we had no direct borrowings and $3.4 million in letters of credit outstanding under the credit facility. As of September 24, 2000, we had no direct borrowings and $4.6 million in letters of credit outstanding under the credit facility.

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

Future Realization of Net Deferred Tax Asset

We account for income taxes based on the liability method and, accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting. A significant component of deferred income taxes includes temporary differences due to reserves not currently deductible ($47.1 million) and domestic net operating loss carryforwards ("NOLs") ($19.2 million). These deferred tax assets may only be realized as an offset to future taxable income. Also, the ability to utilize a portion of the domestic NOLs and the other deferred tax assets is subject to limitation under Section 382 of the Internal Revenue Code as a result of the change in ownership that occurred in connection with the bankruptcy reorganization. To realize the full benefit of the deferred tax assets, we need to generate approximately $211.5 million in future taxable income. Accordingly, we have estimated that this limitation on the annual utilization of built-in deductions will be approximately $6.8 million. We have currently fully reserved our domestic net deferred tax asset of $81.4 million. (See "Note 7 to Condensed Consolidated Financial Statements.")

Forward-Looking Statements

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K) may include statements that are not historical facts, so-called "forward-looking statements." The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in our forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors which could affect our financial results, including but not limited to: increased raw material prices and product costs; new product and packaging introductions by competitors; increased price and promotion pressure from competitors; and patent litigation, which are described herein and those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof, and which are made by management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk-sensitive instruments and foreign currency exchange rate risks do not subject us to material market risk exposures.

                          Part II.  OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS

On November 1, 2001 we settled our previously disclosed arbitration with Kimberly-Clark Corporation under the License Agreement between Kimberly-Clark Corporation and us dated March 15, 1999 (the "Enloe License"). Pursuant to the settlement, we and Kimberly-Clark agreed that we do not owe any further payments of running royalties on our current products under the Enloe License unless we change our product designs to fall within the express scope of the patents that are the subject of that license agreement. We agreed that we would not seek the refund of any running royalties previously paid to Kimberly-Clark.

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

     None.

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

November 9, 2001

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